Form 10-Q
period 2021-06-30
G Squared Ascend II, Inc.
filed 2021-08-24
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 17, 2021, 11,105,939 units, 3,269,061 shares of Class A ordinary shares, par value $0.0001 per share,and 3,593,750 shares of Class B ordinary shares, par value $0.0001 per share, and 6,431,348 warrants were issued and outstanding, respectively.

G SQUARED ASCEND II INC.

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Statements Operations for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit) for the period from February 12, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for period from February 12,2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

G SQUARED ASCEND II INC.

CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
Assets
Current assets:
Cash	$3,477,069
Prepaid expenses	1,644,362
Total current assets	5,121,431
Derivative asset	544,167
Investments held in Trust Account	145,185,655
Total Assets	$150,851,253

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,785,970
Accrued expenses	319,833
Note payable - related party	45,001
Total current liabilities	2,150,804
Deferred underwriting commissions	5,031,250
Derivative liabilities	10,741,334
Total Liabilities	17,923,388

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares subject to possible redemption at $10.10 per share	145,187,500

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued or outstanding	359
Additional paid-in capital	—
Accumulated deficit	(12,259,994)
Total shareholders' deficit	(12,259,635)
Total Liabilities and Shareholders' Deficit	$150,851,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

CONDENSED STATEMENTS OF OPERATIONS

		For the Period From
	For the	February 12, 2021
	Three Months Ended	(Inception) Through
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$81,504	$99,514
General and administrative expenses - related party	10,000	10,000
Loss from operations	(91,504)	(109,514)
Other income (expenses):
Offering costs associated with derivative liabilities	(324,004)	(324,004)
Change in fair value of derivative assets	646,973	646,973
Change in fair value of derivative liabilities	34,078	34,078
Loss ofn Forward Purchase Agreement	(102,806)	(102,806)
Loss from investments held in Trust Account	(1,845)	(1,845)
Other income (expenses):	252,396	252,396
Net income	$160,892	$142,882

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	14,375,000
Basic and diluted net income per share, Class A ordinary share	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B ordinary shares, basic	3,125,000	3,177,500
Basic net income per share, Class B ordinary share	$0.05	$0.05
Weighted average shares outstanding of Class B ordinary shares, diluted	3,593,750	3,593,750
Diluted net income per share, Class B ordinary share	$0.05	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

			Shareholders' Equity (Deficit)
	Class A Ordinary Shares Subject				Additional		Total
	to Possible Redemption		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(18,010)	(18,010)
Balance — March 31, 2021 (unaudited)	—	—	3,593,750	359	24,641	(18,010)	6,990
Sale of units in initial public offering, less fair value of derivative warrant liabilities	14,375,000	138,702,458	—	—	—	—	—
Offering costs	—	(8,227,105)	—	—	—	—	—
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,284,630	—	2,284,630
Accretion of Class A ordinary shares subject to possible redemption		14,712,147	—	—	(2,309,271)	(12,402,876)	(14,712,147)
Net income	—	—	—	—	—	160,892	160,892
Balance – June 30, 2021 (unaudited)	14,375,000	$145,187,500	3,593,750	$359	—	$(12,259,994)	$(12,259,635)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net income	$142,882
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	25,000
General and administrative expenses paid by related party under promissory note	15,009
Offering costs associated with warrants	324,004
Change in fair value of derivative assets	(646,973)
Change in fair value of derivative liabilities	(34,078)
Loss on Forward Purchase Agreement	102,806
Income from investments held in Trust Account	1,845
Changes in operating assets and liabilities:
Prepaid expenses	(1,644,362)
Accounts payable	1,693,434
Accrued expenses	7,082
Net cash used in operating activities	(13,351)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(146,285)
Proceeds received from initial public offering, gross	143,750,000
Proceeds received from private placement	8,012,500
Offering costs paid	(2,963,295)
Net cash provided by financing activities	148,677,920

Net change in cash	3,477,069

Cash - beginning of the period	—
Cash - ending of the period	$3,477,069

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$92,537
Offering costs included in accrued expenses	$312,750
Offering costs paid by related party under promissory note	$151,277
Deferred underwriting commissions	$5,031,250
Accretion of Class A ordinary shares subject to possible redemption	$14,712,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

G Squared Ascend II Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus in the financial, technology and business services sectors.

As of June 30 2021, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is G Squared Ascend Management II, LLC, a Cayman Islands exempted limited liability company (the “Sponsor”).  The registration statement for the Company’s Initial Public Offering was declared effective on June 14, 2021. On June 17, 2021, the Company consummated its Initial Public Offering of 14,375,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 1,875,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of approximately $143.8 million, and incurring offering costs of approximately $8.6 million, of which approximately $5.0 million and approximately $324,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,341,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $145.2 million ($10.10 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the “Investment Company Act,” having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 including consideration of the forward purchase agreement discussed in Note 4, upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that any of the Public Shareholders, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $3.5 million in its operating bank account and working capital of approximately $3.0 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 on June 21, 2021. As of June 30, 2021, there was approximately $45,000 outstanding, which is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, Management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from February 12, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on June 24, 2021 and June 16, 2021, respectively.

Emerging Growth Company

As an emerging growth company under the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

The Company determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Public Share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the forward purchase agreement (as discussed in Note 4), it was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $145,187,500. Accordingly, as of June 30, 2021, 14,375,000 Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheet.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants have been estimated using a Monte Carlo simulation method. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s condensed statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the over-allotment) and Private Placement Warrants to purchase 10,133,334 shares of the Company’s ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

		For The Period From
		February 12, 2021
	For the Three Months	(Inception) Through
	Ended June 30, 2021	June 30, 2021

Class A ordinary shares
Numerator: Loss allocable to Class A ordinary shares
Loss from investments held in Trust Account	$(1,845)	$(1,845)
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net loss attributable to Class A ordinary shares	$(1,845)	$(1,845)
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,375,000	14,375,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.00)

Class B ordinary shares
Numerator: Net income minus net loss attributable to Class A ordinary shares
Net income	$160,892	$142,882
Net loss attributable to Class A ordinary shares	1,845	1,845
Net income attributable to Class B ordinary shares	$162,737	$144,727
Denominator: Weighted average Class B ordinary shares
Basic weighted average shares outstanding, Class B ordinary shares	3,125,000	3,177,500
Basic net income per share, Class B ordinary shares	$0.05	$0.05
Diluted weighted average shares outstanding, Class B ordinary shares	3,593,750	3,593,750
Diluted net income per share, Class B ordinary shares	$0.05	$0.04

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 26, 2021 using modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant each, a “Public Warrant” and collectively, the “Public Warrants”. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Forward Purchase Agreement

On June 14, 2021, the Sponsor entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Company that provided for the purchase by the Sponsor or an affiliate of the Sponsor, in the aggregate, of 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant in a private placement to close substantially concurrently with the closing of the Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the holders of Public Shares. The Class A ordinary shares and Forward Purchase Warrants sold pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares and Public Warrants included in the Units sold in the Initial Public Offering, respectively, except that the Sponsor or an affiliate of the Sponsor, as applicable, will have certain registration rights. The capital from such private placement would be used as part of the consideration to the sellers in the Business Combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Related Party Loans

On February 26, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $191,000 under this Note through the Initial Public Offering and approximately $146,000 was paid on June 21,2021. As of June 30, 2021, the Company has an outstanding balance of approximately $45,000, which is due on demand.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For period ended June 30, 2021, the Company incurred expenses of $10,000 under this agreement. As of June 30, 2021, the Company had a $10,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans), and Forward Purchase Securities were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination.The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6. — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 14,375,000 shares of Class A ordinary shares issued and outstanding, which are subject to possible redemption, all of which were classified as temporary equity in the accompanying condensed balance sheet.

The Company’s Amended and Restated Memorandum and Article of Association provides that under no circumstances will the Company redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001. In addition, the proposed Business Combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to the Company, the Company will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

As of June 30, 2021, the Class A ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

As of June 30, 2021
Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption	$145,187,500

NOTE 7. SHAREHOLDERS EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. DERIVATIVE LIABILITIES

As of June 30, 2021, the Company had had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if  (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Forward Purchase Securities held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the "Market Value") is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See "--Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00" and "--Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00" as described below).

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$—	$—	$544,167
Investments held in Trust Account - U.S. Treasury Securities	$145,185,655	$—	$—
Liabilities:
Derivative liabilities	$—	$—	$10,741,334

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period.

Level 1 assets include investments in US Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants and Private Placement Warrants is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 17, 2021	As of June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.65	$9.66
Volatility	16.3%	14.9%
Term (years)	6.5	6.61
Risk-free rate	0.16% - 1.18%	1.14%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the period ended June 30, 2021 is summarized as follows:

Derivative liabilities at February 12, 2021	$—
Issuance of Public, Private Warrants and Forward Purchase Agreement	10,775,412
Change in fair value of derivative warrant liabilities	(34,078)
Derivative liabilities at June 30, 2021 (unaudited)	$10,741,334

Derivative assets at February 12, 2021	$—
Loss on entry into Forward Purchase agreement	102,806
Change in fair value of derivative assets	(646,973)
Derivative assets at June 30, 2021 (unaudited)	$(544,167)

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

As of June 30 2021, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is G Squared Ascend Management II, LLC, a Cayman Islands exempted limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 14, 2021. On June 17, 2021, the Company consummated its Initial Public Offering of 14,375,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 1,875,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of approximately $143.8 million, and incurring offering costs of approximately $8.6 million, of which approximately $5.0 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,341,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.0 million (see Note 4).

On June 17, 2021, G Squared Ascend II Inc. (the “Company”) consummated the Initial Public Offering of 14,375,000 units which included the exercise of the underwriters’ option to purchase an additional 1,875,000 Units at the Initial Public Offering price to cover over-allotments, at an offering price of $10.00 per Unit and the Private Placement with the Sponsor of 5,341,667 Private Placement Warrants at a purchase price of $1.50 per warrant. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value per share and one-third of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”), each whole Public Warrant entitling the holder there of to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placement, $145,187,500 in the aggregate were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company approximately $3.5 million in our operating bank account and working capital of approximately $3.0 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 on June 21, 2021. As of June 30, 2021, there was approximately $45,000 outstanding, which is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $161,000 which consisted of approximately $681,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by offering cost associated with the derivative liabilities of approximately $324,000, approximately $103,000 in loss on the forward purchase agreement, approximately $2,000 of loss from investments held in the Trust Account, and approximately $92,000 in general and administrative expenses.

For the period from February 12, 2021 (inception) through June 30, 2021, we had net income of approximately $143,000 which consisted of approximately $681,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, offering cost associated with the derivative liabilities of approximately $324,000, approximately $103,000 in loss on the forward purchase agreement, approximately $2,000 of loss from investments held in the Trust Account, and approximately $110,000 in general and administrative expenses.

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

Administrative Services Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants have been estimated using a Monte Carlo simulation method. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (each, a “Forward Purchase Warrant” and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s condensed statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the over-allotment) and Private Placement Warrants to purchase 10,133,334 shares of the Company’s ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 26, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: August 23, 2021	G Squared Ascend II Inc.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 23, 2021

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)