Form 10-Q
period 2021-09-30
G Squared Ascend II, Inc.
filed 2021-11-16
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of a Warrant to acquire one Class A ordinary share	GSQB.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	GSQB	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one class A ordinary share at an exercise price of $11.50	GSQB.W	The New York Stock Exchange

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

As of November 15, 2021, 5,748,888 units, 8,626,112 shares of Class A ordinary shares, par value $0.0001 per share,and 3,593,750 shares of Class B ordinary shares, par value $0.0001 per share, and 8,217,019 warrants were issued and outstanding, respectively.

G SQUARED ASCEND II INC.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements Operations for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit) for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for period from February 12,2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

G SQUARED ASCEND II INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

Assets
Current assets:
Cash	$1,349,132
Prepaid expenses	1,428,198
Total current assets	2,777,330
Investments held in Trust Account	145,202,852
Total Assets	$147,980,182

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$40,732
Accrued expenses	243,334
Total current liabilities	284,066
Deferred underwriting commissions	5,031,250
Derivative liabilities	6,776,431
Total Liabilities	12,091,747

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at $10.10 per share	145,187,500

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(9,299,424)
Total shareholders' deficit	(9,299,065)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$147,980,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period From
	For the	February 12, 2021
	Three Months Ended	(Inception) Through
	September 30, 2021	September 30, 2021

General and administrative expenses	$447,364	$546,878
General and administrative expenses - related party	30,000	40,000
Loss from operations	(477,364)	(586,878)
Other income (expenses):
Offering costs associated with derivative liabilities	—	(324,004)
Change in fair value of forward purchase agreement	(626,707)	(82,540)
Change in fair value of derivative liabilities	4,047,444	4,081,522
Income from investments held in Trust Account	17,197	15,352
Net other income (expenses):	3,437,934	3,690,330
Net income	$2,960,570	$3,103,452

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	7,021,889
Basic and diluted net income per share, Class A ordinary share	$0.16	$0.30
Weighted average shares outstanding of Class B ordinary shares, basic	3,593,750	3,353,975
Basic net income per share, Class B ordinary share	$0.16	$0.30
Weighted average shares outstanding of Class B ordinary shares, diluted	3,593,750	3,593,750
Diluted net income per share, Class B ordinary share	$0.16	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(18,010)	(18,010)
Balance — March 31, 2021 (unaudited)	—	—	3,593,750	359	24,641	(18,010)	6,990
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,284,630	—	2,284,630
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(2,309,271)	(12,402,876)	(14,712,147)
Net income	—	—	—	—	—	160,892	160,892
Balance – June 30, 2021 (unaudited)	—	—	3,593,750	359	—	(12,259,994)	(12,259,635)
Net income	—	—	—	—	—	2,960,570	2,960,570
Balance – September 30, 2021 (unaudited)	—	$—	3,593,750	$359	$—	$(9,299,424)	$(9,299,065)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$3,103,452
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	25,000
General and administrative expenses paid by related party under promissory note	15,009
Offering costs associated with warrants	324,004
Change in fair value of forward purchase agreement	82,540
Change in fair value of derivative liabilities	(4,081,522)
Income from investments held in Trust Account	(15,352)
Changes in operating assets and liabilities:
Prepaid expenses	(1,428,198)
Accounts payable	(51,804)
Accrued expenses	(69,415)
Net cash used in operating activities	(2,096,286)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(191,287)
Proceeds received from initial public offering, gross	143,750,000
Proceeds received from private placement	8,012,500
Offering costs paid	(2,963,295)
Net cash provided by financing activities	148,632,918

Net change in cash	1,349,132

Cash - beginning of the period	—
Cash - ending of the period	$1,349,132

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$92,537
Offering costs included in accrued expenses	$312,750
Offering costs paid by related party under promissory note	$151,277
Deferred underwriting commissions	$5,031,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and Business Operations

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

As of September 30 2021, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 including consideration of the forward purchase agreement discussed in Note 4, upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each of the Public Shareholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were Public Shareholders on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $2.5 million.

The Company’s liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of September 30, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on June 24, 2021 and June 16, 2021, respectively.

Emerging Growth Company

The Company is an emerging growth company the as defined in Section 2(a) of the Securities Act, as modified by Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value.  Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the unaudited condensed balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheet.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of  10,133,334 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

			For The Period From February
	For the Three Months		12, 2021 (Inception) Through
	Ended September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Basic net income per ordinary share:
Numerator:
Allocation of net income	$2,368,456	$592,114	$2,100,268	$1,003,184
Denominator:
Basic weighted average ordinary shares outstanding	14,375,000	3,593,750	7,021,889	3,353,975
Basic net income per ordinary share	$0.16	$0.16	$0.30	$0.30

			For The Period From February
	For the Three Months Ended		12, 2021 (Inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,368,456	$592,114	$2,052,830	$1,050,623

Denominator:
Diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	7,021,889	3,593,750

Diluted net income per ordinary share	$0.16	$0.16	$0.29	$0.29

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 26, 2021 using modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying Company’s unaudited condensed financial statements.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 26, 2021, the Sponsor paid an aggregate of $25,000 for certain general and administrative expenses on behalf of the Company in exchange for issuance of 3,593,750 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to an aggregate of 468,750 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 17, 2021; thus, these 468,750 Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,341,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating proceeds of approximately $8.0 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Loans

On February 26, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $191,000 under this Note through the Initial Public Offering and approximately $146,000 and $45,000 was paid on June 21,2021 and July 1, 2021, respectively. As of September 30, 2021, the Company has no outstanding balance.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants ("Working Capital Loan Warrants") of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended September 30, 2021 and for period form ended February 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $40,000 , respectively, under this agreement. As of September 30, 2021, the Company had a $40,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans),Forward Purchase Securities were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption	$145,187,500

NOTE 7. SHAREHOLDERS EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying unaudited condensed balance sheet (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

NOTE 8. DERIVATIVE LIABILITIES

As of September 30, 2021, the Company had had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or such its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,202,852	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$3,145,916	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$3,547,975	$—
Derivative liabilities - Forward Purchase Agreement	$—	$82,540	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in April 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Share price	$9.65	$9.78
Volatility	16.3%	10.4%
Term (years)	1.5 - 6.5	1.47 - 6.61
Risk-free rate	0.16% - 1.18%	0.13% - 1.18%
Dividend yield	0.0%	0.0%

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative liabilities at February 12, 2021	$—
Issuance of Public and Private Warrants	10,775,412
Change in fair value of derivative warrant liabilities	(34,078)
Derivative liabilities at June 30, 2021 (unaudited)	10,741,334
Transfer of Public Warrants to Level 1	(5,079,167)
Transfer of Private Placement Warrants to Level 2	(5,662,167)
Change in fair value of derivative warrant liabilities	—
Derivative liabilities at September 30, 2021 (unaudited)	$—

The change in the fair value of the forward purchase agreement assets and liabilities, measured with Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative assets at February 12, 2021	$—
Loss on entry into Forward Purchase agreement	102,806
Change in fair value of derivative assets	(646,973)
Derivative assets at June 30, 2021 (unaudited)	(544,167)
Transfer of Forward Purchase Agreement to Level 2	544,167
Change in fair value of derivative assets
Derivative assets at September 30, 2021 (unaudited)	$—

NOTE 10. SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Exchange Act, (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 12, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is G Squared Ascend Management II, LLC, a Cayman Islands exempted limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on June 14, 2021. On June 17, 2021, we consummated its Initial Public Offering of 14,375,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 1,875,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of approximately $143.8 million, and incurring offering costs of approximately $8.6 million, of which approximately $5.0 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,341,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.0 million (see Note 4).

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

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within the Combination Period (as defined in Note 1), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, the Company approximately $1.3 million in our operating bank account and working capital of approximately $2.5 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of September 30, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $3.4 million which consisted of approximately $4.0 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $17,000 of income from investments held in the Trust Account, offset by approximately $477,000 in general and administrative expenses, and approximately $185,000 in non-operating loss resulting from the change in fair value of the forward purchase agreement.

For the period from February 12, 2021 (inception) through September 30, 2021, we had net income of approximately $3.5 million which consisted of approximately $4.1 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $462,000 in non-operating gain resulting from the change in fair value of the forward purchase agreement, approximately $15,000 of income from investments held in the Trust Account, offset by offering cost associated with the derivative liabilities of approximately $324,000, approximately $103,000 in loss on the forward purchase agreement, and approximately $587,000 in general and administrative expenses.

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

Administrative Support Agreement

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

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

Critical Accounting Policies

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 26, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2021	G Squared Ascend II Inc.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2021

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)