Form 10-K
period 2021-12-31
G Squared Ascend II, Inc.
filed 2022-04-13
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

G Squared Ascend II Inc.
(Exact name of registrant as specified in its charter)

Cayman Islands	333-253898	98-1603099
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

205 N. Michigan Avenue, Suite 3770 Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 552-7160
Registrant’s telephone number, including area code

Not applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of a Warrant to acquire one Class A ordinary share	GSQB.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	GSQB	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GSQB.W	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share, issuable upon exercise of Redeemable Warrants	GSQB	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 22, 2022, there were 5,602,406 units, par value $0.0001 per share, 8,772,594 Class A ordinary shares, par value $0.0001 per share, 3,593,750 Class B ordinary shares, par value $0.0001 per share, and 2,924,179 warrants of the company issued and outstanding.

EXPLANATORY NOTE

References throughout this Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to G Squared Ascend II Inc., unless the context otherwise indicates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our founding team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

➤ our ability to select an appropriate partner business or businesses; our ability to complete our initial business combination;

➤ our expectations around the performance of a prospective partner business or businesses;

➤ our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

➤ our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

➤ the proceeds of the forward purchase securities being available to us;

➤ our potential ability to obtain additional financing to complete our initial business combination; our pool of prospective partner businesses;

➤ our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

➤ the ability of our officers and directors to generate a number of potential business combination opportunities; our public securities’ potential liquidity and trading;

➤ the lack of a market for our securities;

➤ the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

➤ the trust account not being subject to claims of third parties; or our financial performance following our initial public offering.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our founding team or their affiliates may not be indicative of future performance of an investment in us.
•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•

If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share.
•

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

•

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

•

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

•

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

•

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

•

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
•

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

PART I

Item 1. Business

Overview

G Squared Ascend II Inc. (“we,” the “Company,” or the “SPAC”) is a blank check company incorporated on February 12, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our initial business combination. We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search within the technology sector, and specifically within six core verticals, or “megatrends” as described below.

Our Sponsor

Our sponsor is an affiliate of G Squared Equity Management LP (“G Squared”), a registered investment adviser (“RIA”) under the Investment Advisers Act of 1940, as amended, and venture capital fund manager which was founded in 2011 by Larry Aschebrook. As of the date of this annual report, G Squared has 27 professionals across four offices, San Francisco, CA, Chicago, IL, Greenwich, CT, and Zurich, Switzerland, and has deployed more than $2 billion of capital since inception across several funds, separate managed accounts and co-investments focused on growth stage opportunities in the global technology sector. G Squared has 60 total active positions across current active funds, with a co-invest ratio of 1:2.

G Squared has invested in approximately 100 companies since the firm’s founding. Numerous of those investments have been successfully exited via IPO, direct listing, or M&A with strategic and financial investors and SPACs. G Squared has completed over 180 total transactions since January 2019. This investment activity has taken place globally with recent emphasis on Europe where the firm has invested over $250 million into companies operating and headquartered there.

Our investment focus will be aligned with six areas within technology which G Squared focuses on and has identified as core “megatrends”: Software-as-a-Service, Online Marketplaces, Mobility 2.0/Logistics, Fintech/Insurtech, New Age Media and Sustainability. G Squared’s portfolio includes leaders in these sectors such as 23andMe, Auto1, Blend, Bolt, Brex, Convoy, Coursera, Fast, Flexport, Revolut, Toast, Turo, UiPath and WeFox. G Squared has also successfully exited investments in notable public companies such as Asana, Dropbox, Jamf, Lemonade, Lyft, Meituan, Palantir, Peloton, Pinterest, Postmates, Snap, Spotify, Twitter and Uber among others.

We believe our management team is well positioned to source attractive businesses within the global technology sector, and specifically across these six megatrends that we believe present attractive opportunities for public market investors. We intend to focus on evaluating established companies with leading competitive positions, strong management teams, and long-term potential for growth and profitability.

Our Affiliation with G Squared

G Squared was formed with the singular goal of investing in the world’s leading mid-to-late-stage, venture-backed private companies that could be, and in many cases should be, public companies. The evolution of the IPO landscape and the emergence of private, billion-dollar plus valuation, venture-backed companies (“Unicorns”) continue to create an opportunity for growth-oriented investors seeking liquidity in a short window. As VC-backed companies have continued to stay private longer, the number of businesses with a valuation of over $1 billion has dramatically accelerated. The typical private company lifecycle has elongated from just a few years from idea to IPO to ~14 years in 2018, according to the Kauffman Fellows. According to CB Insights, as of January 2021, there were 518 private company Unicorns with a cumulative valuation of  $1.6 trillion.

Against this backdrop, G Squared built a business that provides growth capital to companies and also satisfies the liquidity needs of early-stage investors and employees seeking to monetize or partially monetize their shares in these highly regarded growth-stage businesses. G Squared’s status as an RIA, allows it to purchase both primary and secondary direct shares. Many traditional VC firms operate under the Venture Capital Exemption Act which restricts their weighting of capital allocation into secondary transactions. These traditional VCs must deploy over 80% of their funds directly into primary rounds. G Squared’s flexibility in building positions in companies has created a structuring expertise that includes a variety of securities. We believe this proven ability to tailor liquidity solutions to the specific needs of a target company will be an attractive element of our value proposition to potential business combination targets. The areas of historical investment focus for G Squared include the following:

➤

Secondary Direct Investments: The G Squared team works alongside portfolio company C-suites and board members to create ongoing liquidity programs as the company’s Right of First Refusal (RoFR) partner. G Squared refers to this investment strategy as secondaries solutions. G Squared has deployed this secondaries solutions strategy into a majority of their positions across their funds. This unique strategy enables strong rapport with portfolio company management teams and fosters longstanding relationships that persist well into the typical portfolio company’s public market debut. Our sponsor’s secondaries solutions provide portfolio company management teams and boards with (i) the ongoing absorption of secondary transactions identified by management that relieves the pressure of today’s elongated private company life cycle, (ii) cap table / valuation management advisory, (iii) the enablement of employee options and shareholder financing programs and (iv) the creation of liquidity for other managers invested who hold shares in a vehicle that have exhausted the related fund’s life. This contributes to the greater than 70% of shares in current active funds sourced through secondary transactions. Historically, this activity has supported portfolio companies to stay private longer. We view the G Squared Ascend strategy as an “Exit-as-a-Service” enhancement to our sponsor’s core secondaries solutions expertise. This strategy is being deployed as an increasing number of our portfolio companies appear ripe for public markets. G Squared views this overall secondaries solutions approach as an important core competency of the organization that should serve to enhance our Company’s likelihood of completing a successful merger. Additionally, our sponsor’s experience in structuring transactions in the private market should translate to flexibility around reaching a successful deal.

➤

Primary Direct Investments: Primary direct investments will typically consist of equity (preference or ordinary shares) or convertible debt and can include multiple structuring mechanisms to enhance return profile or protect against investment losses.

➤

Employee Tenders: G Squared has led a substantial number of employee tenders for portfolio companies in previous flagship funds that often relieve employee retention concerns by providing needed liquidity. This expertise may be of value in an acquisition that includes a secondary component for the target business.

Our sponsor has developed an extensive global network of venture GP peers and growth-stage management teams. Further, G Squared has created a niche in the growth venture capital ecosystem by becoming a trusted liquidity solution provider to:

➤

Portfolio Companies: Partnering with management teams and boards by providing growth capital in primary rounds, assisting with cap table management by purchasing secondary shares from willing sellers and supporting worker retention with coordinated and structured employee tender transactions.

➤

Other General Partners (“GPs”): Partnering with leading venture capital firms to provide latter-stage secondary exits for certain top positions that have exhausted their respective fund lives, or that need liquidity.

By becoming a valued partner to both companies and other GPs, G Squared is often invited to invest in some of the world’s leading private tech businesses. The access attained by our sponsor benefits our Company by affording it the ability to identify winning business models in their respective niches that have demonstrated strong fundamental performance over time. G Squared investment activity over several committed capital funds has consistently produced top returns. Further, G Squared has been recognized by Institutional Investor and Prequin as one of the top performing venture capital fund managers in the world.

Our sponsor’s funds generally target growth-stage companies that exhibit proven concepts and commercial viability in the sectors described in Our Market Opportunity. The Company will leverage this research and experience to engage potential acquisition targets through G Squared’s network of industry participants, often through invitation by executives, board directors, or early investors. Our sponsor will filter investment opportunities from several hundred VC-backed unicorns and emerging unicorns, will actively track and assess hundreds of companies, and has transacted in over 40 companies. We fully expect our sponsor’s market positioning to be advantageous in identifying potential targets.

G Squared’s historic returns have been driven by portfolio company fundamental performance. It is the responsibility of G Squared’s research function to evaluate and recommend investment opportunities, leveraging nearly a decade of proprietary firm analysis. Our sponsor’s research team incorporates individuals with not only extensive VC / private market experience, but also seasoned hedge fund managers with deep public equity research and portfolio management experience. The addition of a hedge fund perspective to our research function, inclusive of a team that has evaluated hundreds of initial public offerings over a 26-year period of public market investing, delivers a critical eye to exit outcomes and understands what makes for a successful public company—another unique element of our sponsor’s proposition.

Our Market Opportunity

G Squared Ascend II will focus its search for business combination targets on companies operating in the following six technological mega-trends: Software-as-a Service, Online Marketplaces, Mobility 2.0/Logistics, FinTech/InsurTech, New Age Media, and Sustainability. We believe that these sectors are poised for continued significant growth driven by innovation and disruption that, coupled with our management team’s proficiency and expertise, will provide attractive opportunities for G Squared Ascend.

Moreover, in addition to U.S.-based companies, we believe that there are numerous attractive European companies operating around these segments which benefit from the same trends and have a global appeal. As of late 2020, the year was on track to set a new record of capital invested into European technology companies, with total investment projected to reach over $40 billion, per dealroom.co. The unicorn pipeline also continues to steadily grow with 18 new unicorns in 2020. According to dealroom.co, the total number of unicorns has now reached more than 200 and there are many more fast-growing startups likely to join this list soon. We believe that the proliferation of late-stage European unicorns adds to the U.S. IPO pipeline for the coming months and years. Moreover, several high-profile European-based unicorns have recently chosen to go public in the U.S. via mergers with SPACs. As the pipeline of IPO candidates continues to grow, we expect for many companies to seek paths to liquidity setting Europe up to be a prime destination for our acquisition strategy.

We have significant experience investing in market leaders in each of the segments that we have identified, which we believe makes us well positioned to identify merger targets and affect successful business combinations. Our investment experience in each of these megatrends include current and successfully exited investments by G Squared, including:

➤	Software-as-a-Service: Blend, Brex, Metromile, Synack, Tipalti, Toast, UiPath and Unqork. Exited positions include Asana, Dropbox and Jamf Software.
➤	Online Marketplaces: Airbnb, Auto1, Capsule, Collective Health, Instacart, Kurly, Omio, Maisonette and Sonder. Exited positions include Alibaba and Meituan.
➤	Mobility 2.0/Logistics: Bolt, Convoy, Flexport, Turo and Transfix. Exited positions include Uber and Lyft.
➤	Fintech/InsurTech: Brex, Blend, Wefox, SoFi, Revolut, Toss, Fast, Next Insurance and Imagine. Exited positions include Lemonade.
➤	New Age Media: Coursera. Exited positions include Pinterest, Peloton, Snap, Spotify and Twitter.
➤	Sustainability: 23&Me, Indigo, and Impossible Foods. Exited positions include Bloom Energy.

The foregoing themes are not intended to be exhaustive. We may pursue an initial business combination with a target business in any industry, sector or geographic location we choose.

We are focused on identifying businesses with good fundamentals and management teams that have significant growth ahead of them as well as demonstrating a clear path towards profitability. We believe the current environment affords us the opportunity to acquire a business that balances growth and profit for long term success in the public markets. There are a significant number of large U.S. and European private companies that have raised record amounts of capital and have opted to stay private longer. According to CB Insights, as of January 2021, 518 venture-backed private equity companies were valued at over $1 billion.

Investment Criteria

Consistent with our core values, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

➤

Size: We intend to focus on target businesses whose enterprise value is at least $1 billion; our management team believes businesses of this size have the right mix of market positioning and potential to scale and grow, while also having profitability potential.

➤

Scaled, high-growth asset with path to profitability: We intend to seek targets that have achieved scale and are on a predictable growth trajectory. G Squared’s target universe has already achieved commercial viability and in many cases these businesses should already be public companies. Additionally, we seek businesses that are profitable, or have a clear path to profitability, and the ability to grow that profitability over time.

➤

Product: We will seek businesses with a strong competitive position with a product that fits within G Squared’s sectors/megatrends of focus with a first mover advantage or a sizable market share in their segment and the opportunity to achieve market leadership.

➤

Competitive moat: We intend to identify businesses with defensible technology, intellectual property rights, branding or market positioning. Further, we emphasize an organization’s ability to evolve with a changing market in order to continue to be the disruptor rather than the disrupted as the business gains scale.

➤

People: We intend to underwrite the (i) background and experience of management teams; (ii) analyzing the composition of the board of directors and existing investor base; and (iii) leveraging sector relationships across G Squared’s ecosystem. We believe our insights into private companies’ abilities to forecast an outlook will prove advantageous in selecting a target that is ready for public markets.

➤

Comprehensive public and private valuation screening: (i) Evaluate company potential in the context of our sponsor’s extensive database of growth company data; (ii) conservatively forward-model financial statements with skeptical attention to profitability and (iii) evaluate capital structure and deal structure.

➤

Returns driven analysis: Our sponsor’s returns driven analysis will be utilized to identify a merger candidate that meets or exceeds the Company’s “Base Case” financial projections while providing DCF and IRR math that support a successful public market debut of our combined business.

Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria, and guidelines that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC.

Our Acquisition Process

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Certain members of our management team are officers or directors of G Squared Ascend I Inc. (“GSQD”) or are employed by G Squared or its affiliates. G Squared and GSQD are continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted, or had any discussions, formal or otherwise with, any prospective target business with respect to a business combination transaction with us.

All of our officers and certain of our directors have fiduciary and contractual duties to G Squared and GSQD and to certain companies in which G Squared has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also officers or directors of GSQD or are employed by G Squared or GSQD or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies or special purpose acquisition companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, including GSQD, current or future entities affiliated with or managed by G Squared, our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of us and it is an opportunity that we are able to complete on a reasonable basis.

Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Initial Business Combination

The NYSE rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors (the “board”) is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% but more of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. We will complete our initial business combination only if the post-business combination company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the partner or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, provided that in the event that the business combination involves more than one partner business, the 80% be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a partner business or businesses, our board may be unable to do so if our board is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may pursue an initial business combination opportunity jointly with our sponsor, G Squared or one or more of its affiliates and/or investors in G Squared, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities (other than the forward purchase securities) would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary such that our sponsor and its permitted transferees, if any, would retain its aggregate percentage ownership at 20%, on an as-converted basis, of the sum of the total number of ordinary shares issued and outstanding upon the consummation of our initial public offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, any forward purchase securities, and any private placement warrants issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans, unless the holders of a majority of the then outstanding Class B ordinary agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Neither our sponsor nor G Squared nor any of their respective affiliates, have an obligation to make any such investment.

Our sponsor has committed to enter into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 forward purchase securities, for an aggregate purchase price of  $50,000,000, with each forward purchase security consisting of one Class A ordinary share and one-third of one redeemable warrant, in each case, for $10.00 per forward purchase security, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities sold pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units sold in our initial public offering, respectively, except that our sponsor or an affiliate of our sponsor, as applicable, will have certain registration rights, as described herein. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with G Squared, our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with G Squared, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Affiliates of G Squared and members of our board of directors have directly or indirectly owned founder shares and private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. G Squared and GSQD are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with us and we will not consider a business combination with any company that has already been identified to G Squared or GSQD as a suitable acquisition candidate for it, unless G Squared or GSQD, as applicable, in its sole discretion, declines such potential business combination or, in the case of G Squared, makes available to us a co-investment opportunity in accordance with G Squared’s applicable existing and future policies and procedures. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

G Squared may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These G Squared investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

In addition, each of our officers and directors presently have and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, G Squared and GSQD, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of G Squared and certain companies in which G Squared or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, GSQD, G Squared, any G Squared funds or other investment vehicles), then, subject to their fiduciary duties under applicable law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to G Squared, GSQD or our founders may be suitable for us and GSQD, a current or future G Squared fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to GSQD, such fund, portfolio company or other entity before being directed, if at all, to us. None of G Squared, GSQD, our founders or any members of our board of directors who serve as an officer or director of GSQD or are also employed by G Squared or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of G Squared.

In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and certain of our directors have, and will have in the future, time and attention requirements for GSQD, current and future special purposes acquisition companies and investment funds, accounts, co-investment vehicles and other entities managed by G Squared. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, GSQD, other special purpose acquisition companies or investments funds, accounts, co-investment vehicles and other entities managed by G Squared (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to GSQD, other special purpose acquisition companies or such investment funds, accounts, co-investment vehicles and other entities), GSQD, such other special purpose acquisition companies and G Squared and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Our Forward Purchase Agreement and Committed Capital

Our sponsor has committed to enter into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 forward purchase securities, for an aggregate purchase price of  $50,000,000, with each forward purchase security consisting of one Class A ordinary share and one-third of one redeemable warrant, in each case, for $10.00 per forward purchase security, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities sold pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units being sold in our initial public offering, respectively, except that our sponsor or an affiliate of our sponsor, as applicable, will have certain registration rights, as described herein. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Corporate Information

Our executive offices are located at 205 N Michigan Ave., Suite 3770, Chicago, IL 60601. We maintain a corporate website at gsquaredascendii.com. The company intends to use its website as a means of disclosing material non-public information and for complying with its disclosure obligations under the Securities and Exchange Commission (“SEC”) Regulation FD. The information contained on, or that may be accessed through, the website is not part of, and is not incorporated into, this Annual Report on

Form 10-K. Such disclosures, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”) will be made available free of charge on the company’s website under the heading “SEC Filings” as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information we file electronically.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of NYSE and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

➤

we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

➤

any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the partner business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

➤	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

➤

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

➤	the expected cost of holding a shareholder vote;
➤	the risk that the shareholders would fail to approve the proposed business combination; other time and budget constraints of the company; and
➤	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) to satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement warrants, forward purchase shares, and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer.

The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

➤

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

➤	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

➤	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
➤

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our founding team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different partner until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the closing of our initial public offering).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A)that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director , or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of  (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

In the event that the proceeds in the trust account are reduced below the lesser of  (i) $10.10 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of  $2,700,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of  $2,700,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a partner business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger partner businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a partner business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain partner businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 205 N Michigan Ave., Suite 3770, Chicago, IL 60601. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Human Capital

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our founding team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our founding team or their affiliates, including GSQD or G Squared is presented for informational purposes only. Any past experience of and performance by our founding team or their affiliates, including with respect to G Squared or GSQD, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our founding team or any of their affiliates’, including with respect to G Squared or GSQD, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Aschebrook, Mr. Ward and Mr. Hoban have also incorporated G Squared Ascend I Inc. (“GSQD”), a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial business combination. Mr. Aschebrook serves as the Chairman of the Board of GSQD, Mr. Davis serves as the Chief Executive Officer and as a director of GSQD and Mr. Hoban serves as Chief Financial Officer of GSQD. GSQD completed its initial public offering in February 2021, in which it sold 34,500,000 units, each consisting of one GSQD Class A ordinary share and one-fifth of one warrant for one GSQD Class A ordinary share, for an offering price of  $10.00 per unit, generating aggregate proceeds of  $345,000,000. Each of the foregoing owe fiduciary duties under Cayman Islands law to GSQD. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including GSQD. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a partner business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any partner businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if we are unable to complete a business combination by February 9, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

RISKS RELATED TO OUR PROPOSED INITIAL BUSINESS COMBINATION

If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor has owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares since the completion of our initial public offering. Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

We may seek to enter into a business combination transaction agreement with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective partners will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.

If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering.

Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon additional waves of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants have been approved for listing on NYSE. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in NYSE’s listing standards, our securities may not be, or may not continue to be, listed on NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

➤	a limited availability of market quotations for our securities; reduced liquidity for our securities;
➤

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

➤	a limited amount of news and analyst coverage; and
➤	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and warrants are listed on NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into a forward purchase agreement pursuant to which our sponsor or an affiliate of our sponsor will purchase forward purchase securities for $50,000,000 in the aggregate, in a private placement to close substantially concurrently with our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and will provide us with a minimum funding level for the initial business combination.

If the sale of some or all of the forward purchase securities does not close for any reason, including by reason of the failure by our sponsor or an affiliate of our sponsor to fund the purchase price for the forward purchase securities, we may lack sufficient funds to consummate our initial business combination. The obligations of our sponsor or its affiliate to purchase its forward purchase securities will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by our sponsor or its affiliate, any obligation is so terminated or any such closing condition is not satisfied and not waived by our sponsor or its affiliate, we may lack sufficient funds to consummate our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a partner business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have had net tangible assets in excess of $5,000,000 since the completion of our initial public offering and the sale of the private placement warrants, and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms.

Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

In the event that our initial public offering expenses exceed our estimate of  $2,700,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, members of our founding team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount.

Conversely, in the event that our initial public offering expenses are less than our estimate of  $2,700,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our founding team or any of their affiliates or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of   $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.10 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a partner business with which we combine, this diligence may not surface all material issues with a particular partner business. In addition, factors outside of the partner business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre- existing debt held by a partner business or by virtue of our obtaining post-combination debt financing.

Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of   (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

➤	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
➤	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter;
➤	addressing the committee’s purpose and responsibilities; and
➤	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of  (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per public share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders.

In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

➤	restrictions on the nature of our investments; and
➤	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

➤	registration as an investment company with the SEC;
➤	adoption of a specific form of corporate structure; and
➤	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who sought a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of  $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants or forward purchase warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor its affiliate and their respective transferees (which may include our founding team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash.

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of  $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, the warrants that may be issued upon conversion of working capital loans, the forward purchase shares, the forward purchase warrants and the Class A ordinary shares issuable upon exercise of the forward purchase warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Because we are neither limited to evaluating a partner business in a particular industry sector nor have we selected any specific partner businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular partner business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants and Forward Purchase Warrants— Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares, including any forward purchase securities:

➤

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

➤	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
➤

could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

➤	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
➤	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
➤	may not result in adjustment to the exercise price of our warrants.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of   (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, any forward purchase securities, and any private placement warrants issued upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate or become a tax resident in another jurisdiction in connection with our initial business combination and such reincorporation or change in tax residency may result in taxes imposed on us or our shareholders or warrantholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. The transaction may require a shareholder or warrantholder to recognize taxable income in the jurisdiction in which the shareholder or warrantholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrantholders to pay such taxes. Shareholders or warrantholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the partner company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrantholders (e.g., withholding taxes on dividends and taxation of disposition gains).

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Past performance by G Squared, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, G Squared is presented for informational purposes only. Any past experience and performance of G Squared or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of G Squared or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in G Squared or GSQD.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to a previous agreement, our sponsor, upon and following consummation of an initial business combination, are entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective partner business and, as a result, may affect our initial business combination with a partner business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

RISKS RELATED TO OUR OPERATIONS

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company or special purpose acquisition company, including GSQD, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including G Squared and GSQD and private funds under the management of G Squared and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. In addition, GSQD, other special purpose acquisition companies or existing and future funds managed by G Squared and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In October 2020, Mr. Aschebrook, Mr. Davis, and Mr. Hoban founded GSQD, a blank check company incorporated for the purposes of effecting a business combination. Mr. Aschebrook serves as the Chairman of the Board of GSQD, Mr. Davis serves as the Chief Executive Officer and as a director of GSQD and Mr. Hoban serves as Chief Financial Officer of GSQD. GSQD completed its initial public offering in February 2021, in which it sold 34,500,000 units, each consisting of one GSQD Class A ordinary share and one-fifth of one warrant for one GSQD Class A ordinary share, for an offering price of  $10.00 per unit, generating aggregate proceeds of  $345,000,000.

In addition, our founders and our directors and officers expect in the future to become affiliated with other public blank check companies and special purpose acquisition companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

In October 2020, Mr. Aschebrook, Mr. Davis, and Mr. Hoban founded GSQD, a blank check company incorporated for the purposes of effecting a business combination. Mr. Aschebrook serves as the Chairman of the Board of GSQD, Mr. Davis serves as the Chief Executive Officer and as a director of GSQD and Mr. Hoban serves as Chief Financial Officer of GSQD. GSQD completed its initial public offering in February 2021, in which it sold 34,500,000 units, each consisting of one GSQD Class A ordinary share and one-fifth of one warrant for one GSQD Class A ordinary share, for an offering price of  $10.00 per unit, generating aggregate proceeds of  $345,000,000.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a partner business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of G Squared and/or one or more investors in G Squared funds. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the G Squared funds or GSQD.

Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, including GSQD, current or future entities affiliated with or managed by G Squared, our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of us and it is an opportunity that we are able to complete on a reasonable basis. Accordingly, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, neither we or our shareholders may ultimately be successful in any claim we or they may make against them for such reason.

We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting Our Initial Business Combination— Evaluation of a Partner Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of G Squared and/or one or more investors in G Squared. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

A conflict of interest may arise from the need to obtain the consent of G Squared, which owns a significant interest in our sponsor, to our business combination.

We may elect not to complete a business combination without the consent of G Squared, which owns a significant interest in our sponsor. As a consequence, interests of affiliates of our sponsor may conflict with those of the rest of our shareholders if G Squared does not wish to proceed with a business combination.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), and because our sponsor, executive officers and directors who have an interest in founder shares may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

On February 26, 2021, our sponsor paid $25,000, or approximately $0.007 per share, to cover for certain expenses in consideration for 3,593,750 founder shares. Prior to the initial investment in the company of  $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased, pursuant to a written agreement, 5,341,667 private placement warrants, at a purchase price of   $8,012,500, that will also be worthless if we do not complete an initial business combination. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants (and the underlying securities) will expire worthless. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. In particular, because the founder shares were purchased at approximately $0.007 per share, the holders of our founder shares could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $7.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of our Class A ordinary shares. If the value of the shares of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A ordinary shares, the holder of our founder shares would obtain a profit of approximately $4,993 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares would lose approximately $5,000.00 in connection with the same transaction.

Further, each of our executive officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a potential business partner as a condition to any agreement with respect to our initial business combination. In identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

➤	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
➤

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

➤	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
➤	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
➤	our inability to pay dividends on our Class A ordinary shares;
➤

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

➤	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
➤	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
➤

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the forward purchase securities and private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $140,156,250 (which excludes $50,000,000 pursuant to the forward purchase agreement) that we may use to complete our initial business combination (after taking into account the $5,031,250, of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering).

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

➤	solely dependent upon the performance of a single business, property or asset; or
➤	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective partners, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our founding team may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% interest in the partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our founding team will not be able to maintain control of the partner business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy Although our founding team will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who have collectively beneficially owned, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our founders, officers and directors, the registration rights agreement among us and our initial shareholders, and the forward purchase agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering, the sale of the private placement warrants, and the sale of the forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering, the sale of the private placement warrants, and the sale of the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. Other than in connection with the forward purchase agreement, none of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in our initial public offering or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. The forward purchase securities will not be issued until the completion of our initial business combination and, accordingly, will not be included in any shareholder vote until such time.

Our sponsor contributed $25,000, or approximately $0.007 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after our initial public offering constitutes the dilution to you and the other investors in our initial public offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. At the closing of our initial public offering, and assuming no value was ascribed to the warrants included in the units, you and the other public shareholders incurred an immediate and substantial dilution of approximately 91.1% (or $9.11 per share), the difference between the pro forma net tangible book value per share of $0.89 and the initial offering price of $10.00 per unit. This dilution will increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination will be disproportionately dilutive to our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. Asa result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then- outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If  (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares or forward purchase securities held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares or the Newly Issued Price), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a partner business.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our founding team and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 4,791,667 Class A ordinary shares as part of the units offered by our initial public offering. Simultaneously with the closing of our initial public offering, we issued in a private placement 5,341,667 private placement warrants at $1.50 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of  $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, including the forward purchase securities, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

The determination of the offering price of our units and the size of our initial public offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, our founding team held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

➤	the history and prospects of companies whose principal business is the acquisition of other companies; prior offerings of those companies;
➤	our prospects for acquiring an operating business at attractive values; a review of debt-to- equity ratios in leveraged transactions;
➤	our capital structure;
➤	an assessment of our founding team and their experience in identifying operating companies; general conditions of the securities markets at the time of our initial public offering; and
➤	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Campbells, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our founding team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our founding team.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our founding team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

RISKS ASSOCIATED WITH ACQUIRING AND OPERATING A BUSINESS IN FOREIGN COUNTRIES

If we pursue a partner company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a partner a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

➤	costs and difficulties inherent in managing cross-border business operations;
➤	rules and regulations regarding currency redemption;
➤	complex corporate withholding taxes on individuals;
➤	laws governing the manner in which future business combinations may be effected;
➤	exchange listing and/or delisting requirements;
➤	tariffs and trade barriers;
➤	regulations related to customs and import/export matters;
➤	local or regional economic policies and market conditions;
➤	unexpected changes in regulatory requirements;
➤	longer payment cycles;
➤	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;
➤	currency fluctuations and exchange controls;
➤	rates of inflation;

➤	challenges in collecting accounts receivable;
➤	cultural and language differences;
➤	employment regulations;
➤	underdeveloped or unpredictable legal or regulatory systems;
➤	corruption;
➤	protection of intellectual property;
➤	social unrest, crime, strikes, riots and civil disturbances;
➤	regime changes and political upheaval;
➤	terrorist attacks, natural disasters, pandemics and wars; and
➤	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our founding team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that partner business to become profitable.

Exchange rate fluctuations and currency policies may cause a partner business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. partner, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any partner business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a partner business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination partner.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Chicago, Illinois where we occupy facilities totaling approximately 3,300 square feet.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, warrants and Class A ordinary shares are listed on the NYSE under the symbols “GSQB.U”, “GSQB.W” and “GSQB”, respectively. Our units commenced public trading on June 15, 2021. Our Class A ordinary shares and warrants began separate trading on August 5, 2021.

(b) Holders

On December 31, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 11 holders of record of our Class B ordinary shares and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Simultaneously with the closing of the initial public offering, we consummated the private placement of 5,341,667 private placement warrants, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of approximately $8.0 million. This private placement was exempt from registration under Section 4(a)(2) of the Securities Act.

In connection with the initial public offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a note. This loan is non-interest bearing and payable on the consummation of the initial public offering. As of December 31, 2021, the loan balance was $0.

Of the gross proceeds received from the initial public offering and the full exercise of the option to purchase additional Shares, $145,187,500 was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the private placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $7,906,250 million in underwriting discounts and commissions related to the initial public offering. In addition, the underwriters agreed to defer $5,031,250 million in underwriting discounts and commissions.

On February 26, 2021, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 3,593,750 Class B ordinary shares, or approximately $0.007 per share.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to G Squared Ascend II Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Exchange Act, (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Liquidity and Going Concern

As of December 31, 2021, the Company approximately $1.3 million in our operating bank account and working capital of approximately $2.3 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based upon the analysis above, management has determined that the above conditions and/or events indicate that it may be probable that the Company would not be able to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. Therefore, the Company will include a going concern disclosure in its financial statements.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from February 12, 2021 (inception) through December 31, 2021, we had net income of approximately $3.5 million which consisted of approximately $4.7 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $26,000 of income from investments held in the Trust Account, offset by offering cost associated with the derivative liabilities of approximately $324,000, approximately $76,000 in non-operating loss resulting from the change in fair value of the forward purchase agreement, approximately $3,000 in loss on the forward purchase agreement, and approximately $784,000 in general and administrative expenses.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment on June 17, 2021.

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

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed as of December 31, 2021.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 16, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2021, covered by this Yearly Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Larry Aschebrook	44	Chairman of the Board
Ward Davis	57	Chief Executive Officer and Director
Tom Hoban	53	Chief Financial Officer
Thomas Evans	67	Director
Heather Hasson	40	Director
Cristina Antelo	45	Director

OUR FOUNDING TEAM

Larry Aschebrook, Chairman

Mr. Aschebrook is the Founder and Managing Partner of G Squared. He is a member of the G Squared Executive Group and G Squared Investment Committee. Under the leadership of Mr. Aschebrook, G Squared has deployed over $2 billion in total capital since inception across several flagship funds, co-investment funds and separate managed accounts. Mr. Aschebrook has led or co-led every major investment of G Squared including but not limited to current holdings of 23andMe, Auto1, Blend, Bolt, Brex, Convoy, Coursera, Fast, Flexport, Revolut, Toast, Turo, and WeFox, as well as now notable public companies such as Asana, Dropbox, Jamf, Lemonade, Lyft, Meituan, Palantir, Peloton, Pinterest, Postmates, Snap, Spotify, Twitter and Uber among others. Having previously served on the boards of directors of numerous VC-backed businesses, Mr. Aschebrook oversees many of G Squared’s close ties to other top-tier venture funds. Prior to founding G Squared, Mr. Aschebrook owned multiple businesses and previously served as a Vice President level administrator for five large academic institutions including Arizona State University, at the time the largest university in the U.S. by student population. Mr. Aschebrook’s primary responsibility in these positions was development activity, such as raising funds from private and corporate donors. Over the course of his career, Mr. Aschebrook was responsible for overseeing hundreds of millions of dollars in grants, donations and sponsorships. He was also responsible for multi-million-dollar projects such as stadium naming rights, television and radio rights, as well as all revenue generation activities for athletics as Associate Athletic Director. During the same period, Mr. Aschebrook launched his first private investment partnership. Mr. Aschebrook serves as the Chairman of the Board of GSQD.

Mr. Aschebrook earned his MBA from the W.P. Carey School of Business at Arizona State University. Additionally, he earned a MS in Athletic Administration and a B.S. from the University of Wisconsin system.

Ward Davis, Chief Executive Officer and Director

Mr. Davis joined G Squared in July 2019, bringing nearly three decades of public equity market research and portfolio management experience to the organization. He has led several investments at G Squared with emphasis on certain Mobility 2.0/Logistics and Online Marketplace sectors. Mr. Davis holds extensive proficiency in evaluating business plans, appraising management teams, dissecting industry competitive dynamics and scrutinizing financials of publicly traded companies across a multitude of consumer and technology sectors. Over a 26-year career as an equity analyst, portfolio manager and business founder, Mr. Davis successfully led investment management organizations and teams through a multitude of business and market cycles. Additionally, over this time he evaluated and participated in hundreds of initial public offerings. Prior to joining G Squared, Mr. Davis was the Founder and Chief Investment Officer of Caerus Investors, a hedge fund focused on the broad consumer sector that launched in 2009. From 2002 to 2009, he was the co-Founder and co-Chief Investment Officer at Trivium Capital, a hedge fund focused on technology and consumer equities. From 1998 to 2002, Mr. Davis was Managing Director at Chilton Investment Company where he headed the consumer sector team. He also served stints at Zweig DiMenna Associates and Massachusetts Financial Services as a senior equity analyst. Prior to his career in investment management, Mr. Davis spent five years at Matsushita Electric Industrial and was the first US employee working within the finance department at the company’s headquarters in Osaka, Japan. Mr. Davis serves as the Chief Executive Officer and as a director of GSQD.

Mr. Davis holds an MBA from The Tuck School at Dartmouth College and a BA in East Asian Studies from Washington and Lee University.

Tom Hoban, Chief Financial Officer

Mr. Hoban joined G Squared in February 2020 as Chief Operating Officer after spending the prior 29 years in the hedge fund industry managing the non-investment operations of multiple firms. He brings extensive experience in operations, accounting, compliance and investor relations having built both institutional infrastructure for a number of start-up firms and run the back-office for multi-billion dollar established managers. Prior to joining G Squared, Mr. Hoban was a founding partner and the Chief Operating Officer at Aravt Global, a growth-focused long/short equity hedge fund. Prior to Aravt, from 1993 to 2013 Mr. Hoban held senior operating and finance roles for several asset management firms including Vinik Asset Management, Signpost Capital, Sursum Capital Management, PilotRock Investment Partners, Chilton Investment Company and Tudor Investments. He started his career at Ernst & Young auditing hedge funds and commodity trading firms, including Tudor and Commodities Corporation. Mr Mr. Hoban serves as Chief Financial Officer of GSQD.

Mr. Hoban graduated from Villanova University with a BS in Accountancy and is a registered CPA in New York State.

Thomas Evans, Director

Thomas R. Evans serves as a director of Angie’s Home Services (NAS: ANGI) and Shutterstock, (NYSE: SSTK). Previously, Mr. Evans was the President and Chief Executive Officer of Bankrate, Inc. (NYSE: RATE), an internet publisher of consumer financial content and rate information from 2004 through 2013. In 2009, Mr. Evans took Bankrate through a $580 million go-private transaction with Apax Partners. Later, he led Bankrate through a $1.5 billion initial public offering. From 1999 to 2003, Mr. Evans served as Chairman and Chief Executive Officer of Official Payments Corp. From March 1998 to June 1999, he was President and Chief Executive Officer of GeoCities Inc. We believe Mr. Evans’ public company board experience and chief executive experience make him well qualified to serve on our board of directors.

Mr. Evans holds a BA from Arizona State University.

Heather Hasson, Director

Heather Hasson is the Co-Founder and Co-CEO of FIGS. A serial entrepreneur with a background in design and luxury fashion, Heather has brought the healthcare workwear industry into the twenty-first century with technical products and an industry-shifting distribution model. Heather was selected as an Endeavor Entrepreneur in 2015. She won the Ernst and Young Entrepreneur of the Year Award for the Greater Los Angeles Region in 2018. She was recognized as one of the 100 Most Intriguing Entrepreneurs by Goldman Sachs’ Builders and Innovators Summit in 2018 and 2019 and was named Inc. Magazine’s Top 100 Female Founders in 2019. Heather received the RxArt Foundation’s Innovation Award in 2019 and sits on the RxArt Board. Heather received her B.A. in Political Science from Wisconsin University. We believe Ms. Hasson’s unique entrepreneurial background make her well qualified to serve on our board of directors.

Ms. Hasson attended the Business School at University of Oxford and holds a B.A. in Political Science from the University of Wisconsin-Madison.

Cristina Antelo, Director

Cristina Antelo serves as CEO and Founding Principal of Ferox Strategies, LLC, a political strategy firm located in Washington, D.C. Prior to founding Ferox Strategies, LLC, Ms. Antelo served as Principal at The Podesta Group from 2008 to 2017. In addition, Ms. Antelo served as Interim CEO of the Congressional Hispanic Caucus Institute from 2016 to 2017. Ms. Antelo began her lobbying career in 2004, representing Fortune 500 clients at bipartisan government and public affairs firms in Washington, D.C. Ms. Antelo’s policy areas of expertise include financial services, tax, trade, border security, transportation and infrastructure, and crisis management. Prior to transitioning to government relations, Ms. Antelo worked as a Wall Street investment banker and wealth management advisor at Goldman Sachs and J.P. Morgan. She also served as a legal fellow with the Senate Democratic Steering Committee.

Ms. Antelo is active in charitable work, currently serving on the Board of Directors of the Congressional Hispanic Caucus Institute, as well as the board of the National Wildlife Federation’s Action Fund. Ms. Antelo further serves on the finance committee for the March of Dimes’ annual Gourmet Gala. Finally, Ms. Antelo is also on the Board of Directors for her alma mater, the Brooks School in North Andover, MA. We believe Ms. Antelo’s experience in financial services and government relations make her well qualified to serve on our board of directors.

Ms. Antelo holds a B.S. from Georgetown University and a J.D. from the George Washington University Law School.

OUR STRATEGIC ADVISORS

In addition to our management, investment team and board of directors, we will be supported by the following strategic advisors. We currently expect our strategic advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the business or businesses that we acquire. In this regard, our strategic advisors will fulfil some of the same functions as our board members; however, they will not owe any fiduciary obligations to us nor will they perform board or committee functions or have any voting or decision-making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts. While certain of our strategic advisors have ownership interests in our sponsor, none of our strategic advisors have any employment, consulting fee or other similar compensation arrangements with us.

Johan Bergqvist, Special Advisor

Johan Bergqvist, currently is the CFO of Bolt, a transportation platform providing ride-hailing, micromobility, and food delivery services. Bolt is headquartered in Tallinn, Estonia and operates in over 200 cities in 40 countries in Europe, Africa, Western Asia and North America. Today Bolt is considered one of the fasted growing mobility companies in the world. As the CFO of Bolt Mr. Bergqvist has overseen several significant rounds of equity and debt financings. Prior to joining Bolt, Mr. Bergqvist was the VP of Corporate Finance and Treasury at Spotify. During his Spotify career, he helped the company scale from a few hundred million in revenue to several billions. Mr. Bergqvist was a part of the core team that listed Spotify on the New York Stock Exchange at a $30 billion valuation, making it the highest-valued European tech startup at the time. We believe Mr Bergqvist’s Mobility 2.0 and New Age Media expertise, along with his strong European connections, make him well qualified to serve as a strategic advisor.

Kenneth Hahn, Special Advisor

Kenneth Hahn presently serves as the Chief Financial Officer of Coursera, a high-growth private online education company. Mr. Hahn brings more than twenty years of experience as the Chief Financial Officer of several public and private companies: Collective Health, Icontrol Networks (acquired by Comcast), QuinStreet (NASDAQ: QNST), Borland Software (NASDAQ: BORL), and Extensity (NASDAQ: EXTN). Mr. Hahn led the IPOs, as CFO, of QuinStreet and Extensity and has extensive operational mergers and acquisitions experience, both on the buyside and sellside, of private and public companies. He has a deep network of operating professionals and board members from his thirty years of experience in Silicon Valley. Prior to his executive roles, his professional services background included eight years at the Boston Consulting Group and PricewaterhouseCoopers. Mr. Hahn holds a BA in Business from CSU Fullerton, summa cum laude, and an MBA from Stanford University, where he was named an Arjay Miller Scholar. He has also earned CPA (inactive) and CMA credentials. We believe Mr. Hahn’s deep financial and business creation skills make him a valuable member of our strategic advisors

Mike Linton, Special Advisor

Mike Linton serves as Chief Revenue Officer at Ancestry. Mr. Linton joined Ancestry in September 2019, to lead consumer and product marketing with a focus on accelerating growth and continuing to build a global brand that consumers love and trust. Prior to Ancestry, he served as CMO of Farmers Insurance where his responsibilities included marketing, research, strategic planning, internal and external communications, customer experience and the company’s digital and mobile efforts. In his 30-year marketing and general management career Mr. Linton has also worked at Procter & Gamble, Progressive Insurance, BestBuy and eBay, to name a few. He is on the Board of Directors of Medical Solutions and The Wine Group and advises a number of early-stage companies. Among numerous awards, Mr. Linton has won 4 Effies, a Valiente and was named by Ad Age as one of the most influential 30 marketers. In 2017, he was named one of the 50 Most Innovative CMO’s in the World by Business Insider. Mr. Linton holds an MBA from Duke’s Fuqua School of Business and a BS/BA in Business from Bowling Green State University. We believe Mr. Linton’s extensive marketing expertise and brand building skills make him a valuable member of our strategic advisors.

John McAteer, Special Advisor

John McAteer currently oversees all aspects of Google’s relationships with Retail, Consumer Electronics, and Telco partnerships and clients. In addition, Mr. McAteer works directly with Google’s product organization to ensure that Google’s Retail and Tech client’s interests/needs are being met. In his 15 years plus at Google, Mr. McAteer has had the opportunity to form strong relationships with many of Google’s top partners (Apple, Amazon, Walmart, Samsung, Verizon to name a few) His vantage point as head of Sales and operations has given him a unique perspective and understanding of what companies are doing well - or not doing well - in order to take advantage of their digital presence. Prior to joining Google, Mr. McAteer was VP, Sales and Merchandising, for PriceGrabber Inc. where he was responsible for relationships to retailers and manufacturers. Earlier in his career, he was a VP of Sales and Business Development at Evite and prior to that at PC World Online and at Ziff-Davis Publishing. He currently sits on the Board of the National Retail Federation (NRF) as well as an advisor to several early to late-stage Tech start-ups. Mr. McAteer holds a B.S. in Finance from California State University - Sacramento. We believe Mr. McAteer’s unique experience at Google and outstanding network of relationships make him well qualified to serve as a strategic advisor.

Ilan Nissan, Special Advisor

Ilan Nissan is a senior partner in Goodwin’s Private Equity and Mergers & Acquisitions business and leads the practice in New York. Mr. Nissan’s clients include many of the top alternative asset managers in the world including private equity funds, venture capital funds, hedge funds and family offices. Since 2003, he has been a Lecturer-in-Law at Columbia University Law School, where he teaches a course focusing on mergers and acquisitions, private equity, venture capital and legal transactional strategies. Mr. Nissan holds a JD from Boston University School of Law and a BS at SUNY, Albany. We believe Mr. Nissan is well-qualified to serve as a strategic advisor given his extensive M&A experience and vast network of venture company relationships.

Steve Papa, Special Advisor

Steve Papa is Founder and CEO of Parallel Wireless, the world’s first fully 5G-native architecture for 2G/3G/4G/5G that is built on 100% open COTS components from RAN through core. He was the founder and CEO of Endeca, which he sold to Oracle for $1B in 2011. Endeca pioneered Guided Navigation, one of the leading search innovations of the decade, and made it an industry standard online. Prior to Endeca, Mr. Papa was a part of the original MIT team creating Akamai, a member of the early team at Inktomi in charge of creating the company’s infrastructure caching business, and spent time at Teradata and also at Venrock, the Rockefeller Family’s venture capital arm. Mr. Papa is also a Founding Partner at Toast and current Board Member, Founding Partner of Shoobx and Founding investor and Partner at Kandou Bus S.A. He holds an MBA from Harvard Business School and a BSE in Engineering and Economics from Princeton University. We believe Mr. Papa’s depth of industry knowledge, broad network, and experience scaling companies makes him a valuable member of our strategic advisors.

William Tanona, Special Advisor

William Tanona serves as Senior Vice President of Corporate Development & Investor Relations, providing planning, advisory and execution leadership on mergers and acquisitions, strategic investments and joint ventures. Prior to SoFi, Mr. Tanona was the President, CFO and Treasurer of GSV Capital Corp, a late-stage publicly traded venture capital fund. Prior to joining GSV, he spent nearly two decades at J.P. Morgan, Goldman Sachs, UBS and Fortress Investment Group. Mr. Tanona received a BS in Accounting from Villanova University and is a CFA charterholder. We believe Mr. Tanona is well qualified to serve as a strategic advisor given his extensive experience in growth venture equity and the fintech sector specifically.

In addition to our management team, independent board members and strategic advisors our Company will leverage our sponsor’s extensive research and origination teams based in San Francisco, CA, Chicago, IL, Greenwich, CT and Zurich, Switzerland. This team will assist our Company with target identification, target due diligence, financial analysis, public peer comparison studies and public market reception evaluation in both the U.S. and Europe.

NUMBER AND TERMS OF OFFICE OF OFFICERS AND DIRECTORS

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Cristina Antelo will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Heather Hasson and Thomas Evans, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Ward Davis and Larry Aschebrook, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, chief operating officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee will be available on our website.

Audit Committee

We have established an audit committee of the board of directors, and Cristina Antelo, Tom Evans and Heather Hasson serve as members of our audit committee.

Our board of directors has determined that each of Cristina Antelo, Tom Evans and Heather Hasson are independent. Tom Evans serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that Tom Evans qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

➤	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
➤	monitoring the independence of the independent registered public accounting firm;
➤	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
➤	inquiring and discussing with management our compliance with applicable laws and regulations;
➤	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
➤	appointing or replacing the independent registered public accounting firm;
➤

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

➤

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

➤

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

➤

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Cristina Antelo, Tom Evans and Heather Hasson, and Cristina Antelo serves as chairman of the nominating committee. Our board of directors has determined that each of Cristina Antelo, Tom Evans and Heather Hasson are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

➤	should have demonstrated notable or significant achievements in business, education or public service;
➤

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

➤	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Cristina Antelo, Tom Evans and Heather Hasson, and Cristina Antelo serves as chairman of the compensation committee.

Our board of directors has determined that each of Cristina Antelo, Tom Evans and Heather Hasson are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

➤

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

➤	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;
➤	implementing and administering our incentive compensation equity-based remuneration plans;

➤	assisting management in complying with our proxy statement and annual report disclosure requirements;
➤	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
➤	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

➤	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
➤	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
➤	directors should not improperly fetter the exercise of future discretion;
➤	duty to exercise powers fairly as between different sections of shareholders;
➤	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
➤	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including G Squared Ascend I, private funds under the management of G Squared and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, existing and future funds managed by G Squared and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Larry Aschebrook	G Squared	Venture capital fund manager	Managing Partner
	GSQD	Special Purpose Acquisition Company	Chairman of the Board
Ward Davis	G Squared	Venture capital fund manager	Principal
	GSQD	Special Purpose Acquisition Company	Chief Executive Officer and Director
Tom Hoban	G Squared	Venture capital fund manager	Chief Operating Officer
	GSQD	Special Purpose Acquisition Company	Chief Financial Officer
Heather Hasson	FIGS	Medical uniforms and apparel	Chief Executive Officer
	GSQD	Special Purpose Acquisition Company	Director
Cristina Antelo	Ferox Strategies, LLC	Political Strategy Firm	CEO and Founding Principal
Thomas Evans	ANGI	Internet Services Company	Director
	SSTK	Stock Photography/Footage/Music	Director

Potential investors should also be aware of the following other potential conflicts of interest:

➤

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

➤

Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem

100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares or forward purchase securities until the earliest of   (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

➤

Our sponsor has committed to enter into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 Class A ordinary shares and 1,000,000 redeemable warrants, for an aggregate purchase price of  $50,000,000 in a private placement to close substantially concurrently with the closing of our initial business combination.

➤

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

In October 2020, Mr. Aschebrook, Mr. Davis, and Mr. Hoban founded GSQD, a blank check company incorporated for the purposes of effecting a business combination. Mr. Aschebrook serves as the Chairman of the Board of GSQD, Mr. Davis serves as the Chief Executive Officer and as a director of GSQD and Mr. Hoban serves as Chief Financial Officer of GSQD. GSQD completed its initial public offering in February 2021, in which it sold 34,500,000 units, each consisting of one GSQD Class A ordinary share and one-fifth of one warrant for one GSQD Class A ordinary share, for an offering price of  $10.00 per unit, generating aggregate proceeds of  $345,000,000.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with G Squared, our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with G Squared, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Affiliates of G Squared and members of our board of directors have directly or indirectly owned founder shares and private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. G Squared and GSQD are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with us and we will not consider a business combination with any company that has already been identified to G Squared or GSQD as a suitable acquisition candidate for it, unless G Squared or GSQD, as applicable, in its sole discretion, declines such potential business combination or, in the case of G Squared, makes available to us a co-investment opportunity in accordance with G Squared’s applicable existing and future policies and procedures. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

G Squared may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These G Squared investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

In addition, each of our officers and directors presently have and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, G Squared and GSQD, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of G Squared and certain companies in which G Squared or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, GSQD, G Squared, any G Squared funds or other investment vehicles), then, subject to their fiduciary duties under applicable law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to G Squared, GSQD or our founders may be suitable for us and GSQD, a current or future G Squared fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to GSQD, such fund, portfolio company or other entity before being directed, if at all, to us. None of G Squared, GSQD, our founders or any members of our board of directors who serve as an officer or director of GSQD or are also employed by G Squared or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of G Squared.

In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and certain of our directors have, and will have in the future, time and attention requirements for GSQD, current and future special purposes acquisition companies and investment funds, accounts, co-investment vehicles and other entities managed by G Squared. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, GSQD, other special purpose acquisition companies or investments funds, accounts, co-investment vehicles and other entities managed by G Squared (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to GSQD, other special purpose acquisition companies or such investment funds, accounts, co-investment vehicles and other entities), GSQD, such other special purpose acquisition companies and G Squared and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

In no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of  $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if   (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of  $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our founding team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our founding team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our founding team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our founding team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2022 for:

➤	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
➤	each of our executive officers, and directors; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report. As of March 22, 2022, there were 8,772,594 Class A ordinary shares and 3,593,750 Class B ordinary shares issued and outstanding.

	Class A
	Ordinary Shares		Class B
	Beneficially		Ordinary Shares Beneficially
Name of Beneficial Owner	Owned		Owned
Greater than 5% Holders:	Number	% of Class	Number	% of Class
G Squared Ascend Management II, LLC (our sponsor)(2)(3)	—	—	3,363,750	93.6%
Citadel Advisors LLC (6)	1,220,289	13.9%
Aristeia Capital, L.L.C. (7)	850,000	9.7%
Highbridge Capital Management, LLC (8)	766,208	8.7%
Directors and Executive Officers:
Larry Aschebrook (2)	—	—	—	—
Ward Davis (4)	—	—	—	—
Tom Hoban (4)	—	—	—	—
Thomas Evans (4)(5)	—	—	30,000	*
Heather Hasson (4)(5)	—	—	30,000	*
Cristina Antelo (4)(5)	—	—	30,000	*
All Directors and Executive Officers as a Group	—	—	90,000	2.5%
*	Less than 1%
(1)	The business address of each of the following entities and individuals is 205 N Michigan Ave., Suite 3770, Chicago, IL 60601.
(2)

Interests shown consist solely of founder shares classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”

(3)

The shares reported herein are held in the name of our sponsor. Our sponsor is governed by managers, Larry Aschebrook, Ward Davis and Tom Hoban. As such, Mr. Aschebrook, Mr. Davis and Mr. Hoban may have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in our sponsor.
(5)	These individuals are currently directors.
(6)

Based on information provided on a Schedule 13G filed with the SEC on February 14, 2022 by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC , and Mr. Kenneth Griffin. Each entity reported shared voting power with respect to 1,220,289 shares. Mr. Griffin reported shared voting power with respect to 1,220,354 shares. The address for each of the entities and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)

Based on information provided on a Schedule 13G filed with the SEC on February 14, 2022 by Aristeia Capital, L.L.C.. Aristeia Capital L.L.C. reported sole voting and dispositive power with respect to 850,000 shares. The address for Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(8)

Based on information provided on a Schedule 13G filed with the SEC on February 9, 2022 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC reported shared voting and dispositive power with respect to 766,208 shares. The address for Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Item 13. Certain Relationships and related Transactions, and Director Independence

On February 26, 2021, our sponsor paid $25,000, or approximately $0.007 per share, to cover for certain expenses in consideration for 3,593,750 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor has purchased, pursuant to a written agreement, 5,341,667 private placement warrants for a purchase price of   $8,012,500 in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $8,012,500. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor has committed to enter into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 forward purchase securities, for an aggregate purchase price of  $50,000,000, with each forward purchase security consisting of one Class A ordinary share and one-third of one redeemable warrant, in each case, for $10.00 per forward purchase security, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities sold pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units sold in our initial public offering, respectively, except that our sponsor or an affiliate of our sponsor, as applicable, will have certain registration rights, as described herein. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 205 N Michigan Ave., Suite 3770, Chicago, IL 60601. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.

There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of  $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our founding team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans, the forward purchase securities, and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, pursuant to a previous agreement, our sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of  “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Cristina Antelo, Tom Evans and Heather Hasson are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2021. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, and of services rendered in connection with our initial public offering, totaled approximately $136,000.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the year ended December 31, 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for the year ended December 31, 2021.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the year ended December 31, 2021.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items preapproved by such delegated members. Since the Company became a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report:

(1)Financial Statements (As Restated)

(2)Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement by and between Registrant and UBS Securities LLC, as sole underwriter (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on June 18, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 18, 2021)..

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A filed on June 1, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1/A filed on June 1, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A filed on June 1, 2021)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 18, 2021).

4.5*	Description of Securities of the Company

10.1

Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 18, 2021).

10.2

Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 18, 2021).

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 18, 2021).

10.4	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1/A filed on June 1, 2021)

10.5	Administrative Services Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on June 18, 2021).

10.6	Promissory Note, dated as of February 26, 2021, issued to the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1/A filed on June 1, 2021)

10.7	Securities Subscription Agreement, dated February 26, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A filed on June 1, 2021)

10.8

Letter Agreement between the Registrant, the Sponsor and each director, officer and equityholder of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 18, 2021).

10.9	Forward Purchase Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 18, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2022

G Squared Ascend I Inc.

/s/ Ward Davis
Name: Ward Davis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Aschebrook	Chairman of the Board	April 13, 2022
Larry Aschebrook

/s/ Ward Davis	Chief Executive Officer and Director	April 13, 2022
Ward Davis	(Principal Executive Officer)

/s/ Tom Hoban	Chief Financial Officer	April 13, 2022
Tom Hoban	(Principal Financial and Accounting Officer)

/s/ Thomas Evans	Director	April 13, 2022
Thomas Evans

/s/ Heather Hasson	Director	April 13, 2022
Heather Hasson

/s/ Cristina Antelo	Director	April 13, 2022
Cristina Antelo

G SQUARED ASCEND II INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

G Squared Ascend II Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of G Squared Ascend II Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 17, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 13, 2022

PCAOB ID Number 100

G SQUARED ASCEND II INC.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,299,027
Prepaid expenses	1,213,157
Total current assets	2,512,184
Investments held in Trust Account	145,213,205
Total Assets	$147,725,389

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$81,500
Accrued expenses	134,840
Total current liabilities	216,340
Deferred underwriting commissions	5,031,250
Derivative liabilities	6,140,960
Total liabilities	11,388,550

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at redemption value of $10.10 per share	145,187,500

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(8,851,020)
Total shareholders’ deficit	(8,850,661)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$147,725,389

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

For The Period From
February 12, 2021
(Inception) Through
December 31, 2021

General and administrative expenses	$714,297
General and administrative expenses - related party	70,000
Loss from operations	(784,297)
Other income (expenses):
Offering costs associated with derivative liabilities	(324,004)
Change in fair value of forward purchase agreement	(76,415)
Loss on forward purchase agreement	(3,062)
Change in fair value of derivative liabilities	4,713,929
Income from investments held in Trust Account	25,705
Net other income	4,336,153
Net income	$3,551,856

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	8,811,920
Basic and diluted net income per share, Class A ordinary share	$0.29
Weighted average shares outstanding of Class B ordinary shares, basic	3,412,345
Basic net income per share, Class B ordinary share	$0.29
Weighted average shares outstanding of Class B ordinary shares, diluted	3,593,750
Diluted net income per share, Class B ordinary share	$0.29

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

STATEMENT OF CHANGES SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,284,630	—	2,284,630
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(2,309,271)	(12,402,876)	(14,712,147)
Net income	—	—	—	—	—	3,551,856	3,551,856
Balance - December 31, 2021	—	$—	3,593,750	$359	$—	$(8,851,020)	$(8,850,661)

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$3,551,856
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	25,000
General and administrative expenses paid by related party under promissory note	15,009
Offering costs associated with warrants	324,004
Change in fair value of forward purchase agreement	76,415
Change in fair value of derivative liabilities	(4,713,929)
Loss on forward purchase agreement	3,062
Income from investments held in Trust Account	(25,705)
Changes in operating assets and liabilities:
Prepaid expenses	(1,213,157)
Accounts payable	(11,037)
Accrued expenses	(177,909)
Net cash used in operating activities	(2,146,391)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(191,287)
Proceeds received from initial public offering, gross	143,750,000
Proceeds received from private placement	8,012,500
Offering costs paid	(2,963,295)
Net cash provided by financing activities	148,632,918

Net change in cash	1,299,027

Cash - beginning of the period	—
Cash - end of the period	$1,299,027

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$92,537
Offering costs included in accrued expenses	$312,750
Offering costs paid by related party under promissory note	$151,277
Deferred underwriting commissions	$5,031,250

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $2.3 million.

The Company’s liquidity needs through December 31, 2021 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based upon the analysis above, management has determined that the above conditions and/or events indicate that it may be probable that the Company would not be able to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. Therefore, the Company will include a going concern disclosure in its financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31,

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of  10,133,334 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of ordinary shares:

	For The Period From February
	12, 2021 (Inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - Basic	$2,560,373	$991,484
Allocation of net income - Diluted	2,522,933	$1,028,923
Denominator:
Basic weighted average ordinary shares outstanding	8,811,920	3,412,345
Diluted weighted average ordinary shares outstanding	8,811,920	3,593,750
Basic net income per ordinary share	$0.29	$0.29
Diluted net income per ordinary share	$0.29	$0.29

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

adopted ASU 2020-06 on February 12, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying Company’s financial statements.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On February 26, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $191,000 under this Note through the Initial Public Offering and approximately $146,000 and $45,000 was paid on June 21,2021 and July 1, 2021, respectively. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $70,000 under this agreement. As of December 31, 2021, the Company had a $70,000 balance outstanding for services in connection with such agreement on the accompanying balance sheet.

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of December 31, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on June 17, 2021.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption	$145,187,500

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheet (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

NOTE 8. DERIVATIVE LIABILITIES

As of December 31, 2021, the Company had had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if  (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Forward Purchase Securities held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “--Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00” and “--Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00” as described below).

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

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	In whole and not in part,
●	At a price of $0.01 per warrant
●	Upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other
	Markets	Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,213,205	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$2,870,614	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$3,190,870	$—
Derivative liabilities - Forward Purchase Agreement	$—	$79,476	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in August 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the year ended December 31, 2021.

Level 1 assets include investments in US Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants and Private Placement Warrants at issuance was measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. As of December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

At initial issuance
Exercise price	$11.50
Share price	$9.65
Volatility	16.3%
Term (years)	1.5 - 6.5
Risk-free rate	0.16% - 1.18%
Dividend yield	0.0%

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the period ended December 31, 2021 is summarized as follows:

Derivative liabilities at February 12, 2021	$—
Issuance of Public and Private Warrants	10,775,412
Loss on entry into Forward Purchase agreement	102,806
Transfer of Public Warrants to Level 1	(5,079,167)
Transfer of Private Placement Warrants to Level 2	(5,662,167)
Transfer of Forward Purchase Agreement to Level 2	544,167
Change in fair value of derivative liabilities	(681,051)
Derivative liabilities at December 31, 2021	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.