Form 10-Q
period 2022-03-31
G Squared Ascend II, Inc.
filed 2022-05-23
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(312)- 552-7160
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

As of May 16, 2022, 1,999,918 units, 12,375,082 shares of Class A ordinary shares, par value $0.0001 per share, and 3,593,750 shares of Class B ordinary shares, par value $0.0001 per share, and 9,466,673 warrants were issued and outstanding, respectively.

G SQUARED ASCEND II INC.

Form 10-Q

For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 12,2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART III

SIGNATURES		28

t

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

G SQUARED ASCEND II INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,119,039	$1,299,027
Prepaid expenses	1,000,477	1,213,157
Total current assets	2,119,516	2,512,184
Derivative assets	272,385	—
Investments held in Trust Account	145,261,482	145,213,205
Total Assets	$147,653,383	$147,725,389

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$131,000	$81,500
Due to related party	2,915	—
Accrued expenses	84,639	134,840
Total current liabilities	218,554	216,340
Deferred underwriting commissions	5,031,250	5,031,250
Derivative liabilities	2,869,641	6,140,960
Total liabilities	8,119,445	11,388,550

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at redemption value of $10.10 per share as of March 31, 2022 and December 31, 2021	145,187,500	145,187,500

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(5,653,921)	(8,851,020)
Total shareholders' deficit	(5,653,562)	(8,850,661)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$147,653,383	$147,725,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period From
		February 12, 2021
	For The	(inception)
	Three Months Ended	through
	March 31, 2022	March 31, 2021

General and administrative expenses	$364,883	$18,010
General and administrative expenses - related party	30,000	—
Loss from operations	(394,883)	(18,010)
Other income (expenses):
Change in fair value of derivative assets	351,862	—
Change in fair value of derivative liabilities	3,191,842	—
Income from investments held in Trust Account	48,278	—
Total other income (expenses)	3,591,982	—

Net income (loss)	$3,197,099	$(18,010)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	—
Basic and diluted net income per share, Class A ordinary share	$0.18	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	3,593,750	3,125,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,593,750	$359	$—	$(8,851,020)	$(8,850,661)
Net income	—	—	—	—	—	3,197,099	3,197,099
Balance - March 31, 2022 (unaudited)	—	$—	3,593,750	$359	$—	$(5,653,921)	$(5,653,562)

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(18,010)	(18,010)
Balance — March 31, 2021 (unaudited)	—	$—	3,593,750	$359	$24,641	$(18,010)	$6,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
		From
		February 12,
		2021
	For The Three	(inception)
	Months Ended	through
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,197,099	$(18,010)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	—	3,000
Change in fair value of derivative assets	(351,862)	—
Change in fair value of derivative liabilities	(3,191,842)	—
Income from investments held in Trust Account	(48,278)	—
Changes in operating assets and liabilities:
Prepaid expenses	212,680	—
Accounts payable	49,500	15,010
Due to related party	2,916	—
Accrued expenses	(50,201)	—
Net cash used in operating activities	(179,988)	—

Net change in cash	(179,988)	—

Cash - beginning of the period	1,299,027	—
Cash - end of the period	$1,119,039	$—

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$90,752
Offering costs included in accrued expenses	$—	$25,000
Offering costs paid by related party under promissory note	$—	$19,292
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$11,436
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$13,564

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that any of the Public Shareholders, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act, will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.9 million.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Public Offering and a minimum one year from the date of issuance of this financial statement. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 13, 2022.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value.  Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed unaudited statements of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for derivative assets and liabilities (see Note 8).

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivatives

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

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s condensed statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of  10,133,334 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of ordinary shares:

			For The Period From
			February 12, 2021
	For The Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class B

Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,557,679	$639,420	$(18,010)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	3,125,000
Basic and diluted net income (loss) per ordinary share	$0.18	$0.18	$(0.01)

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying Company’s unaudited condensed financial statements.

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants ("Working Capital Loan Warrants") of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0 , respectively, under this agreement. As of March 31, 2022 and December 31, 2021, the Company had a $100,000 and $70,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of March 31, 2022 and December 31, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans), Forward Purchase Securities were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

G SQUARED ASCEND II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption	$145,187,500

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

NOTE 8. DERIVATIVE LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,261,482	$—	$—
Derivative assets - Forward Purchase Agreement	$—	$272,385	$—
Liabilities:
Derivative liabilities - Public Warrants	$1,353,846	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$1,515,795	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,213,205	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$2,870,614	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$3,190,870	$—
Derivative liabilities - Forward Purchase Agreement	$—	$79,476	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in August 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to G Squared Ascend II Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of March 31, 2022, the Company approximately $1.1 million in our operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Public Offering and a minimum one year from the date of issuance of this financial statement. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $3.2 million which consisted of approximately $3.2 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $48,000 of income from investments held in the Trust Account, offset by approximately $352,000 in non-operating loss resulting from the change in fair value of the forward purchase agreement, and approximately $395,000 in general and administrative expenses.

For the period from February 12, 2021 (inception) through March 31, 2021, we had net loss of approximately $18,000 which consisted of general and administrative expenses.

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

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0, respectively, under this agreement. As of March 31, 2022 and December 31, 2021, the Company had a $100,000 and $70,000 balance outstanding, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed as of March 31, 2022 and December 31, 2021.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (each, a “Forward Purchase Warrant” and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative asset or liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s condensed statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
***	To be filed by amendment.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 23, 2022	G Squared Ascend II Inc.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)