Form 10-Q
period 2022-06-30
G Squared Ascend II, Inc.
filed 2022-08-22
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 1,882,769 units, 12,492,231 shares of Class A ordinary shares, par value $0.0001 per share, and 3,593,750 shares of Class B ordinary shares, par value $0.0001 per share, and 9,505,722 warrants were issued and outstanding, respectively.

G SQUARED ASCEND II INC.

Form 10-Q

For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 12,2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

PART III

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$948,252	$1,299,027
Prepaid expenses	791,799	1,213,157
Total current assets	1,740,051	2,512,184
Investments held in Trust Account	145,473,877	145,213,205
Total Assets	$147,213,928	$147,725,389

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$141,953	$81,500
Due to related party	12,999	—
Accrued expenses	55,889	134,840
Total current liabilities	210,841	216,340
Deferred underwriting commissions	5,031,250	5,031,250
Derivative liabilities	1,460,911	6,140,960
Total liabilities	6,703,002	11,388,550

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at redemption value of approximately $10.11 and $10.10 per share as of June 30, 2022 and December 31, 2021, respectively	145,373,877	145,187,500

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,863,310)	(8,851,020)
Total shareholders’ deficit	(4,862,951)	(8,850,661)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$147,213,928	$147,725,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period From
	For the			February 12, 2021
	Three Months Ended		For the	(Inception)
	June 30,		Six Months Ended	Through
	2022	2021	June 30, 2022	June 30, 2021

General and administrative expenses	$341,752	$81,504	$706,635	$99,514
General and administrative expenses - related party	30,000	10,000	60,000	10,000
Loss from operations	(371,752)	(91,504)	(766,635)	(109,514)
Other income (expenses):
Offering costs associated with derivative liabilities	—	(324,004)	—	(324,004)
Change in fair value of derivative assets	(272,385)	646,973	—	646,973
Loss on forward purchase agreement	—	(102,806)	—	(102,806)
Change in fair value of derivative liabilities	1,408,730	34,078	4,680,049	34,078
Income (loss) from investments held in Trust Account	212,395	(1,845)	260,673	(1,845)
Total other income (expenses)	1,348,740	252,396	4,940,722	252,396

Net income	$976,988	$160,892	$4,174,087	$142,882

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	2,211,538	14,375,000	1,447,842
Basic and diluted net income per share, Class A ordinary share	$0.05	$0.03	$0.23	$0.03
Weighted average shares outstanding of Class B ordinary shares, basic	3,593,750	3,197,115	3,593,750	2,857,464
Basic net income per share, Class B ordinary share	$0.05	$0.03	$0.23	$0.03
Weighted average shares outstanding of Class B ordinary shares, diluted	3,593,750	3,593,750	3,593,750	3,231,790
Diluted net income per share, Class B ordinary share	$0.05	$0.03	$0.23	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021 (audited)	—	$—	3,593,750	$359	$—	$(8,851,020)	$(8,850,661)
Net income	—	—	—	—	—	3,197,099	3,197,099
Balance - March 31, 2022 (unaudited)	—	—	3,593,750	359	—	(5,653,921)	(5,653,562)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(186,377)	(186,377)
Net income	—	—	—	—	—	976,988	976,988
Balance - June 30, 2022 (unaudited)	—	$—	3,593,750	$359	$—	$(4,863,310)	$(4,862,951)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(18,010)	(18,010)
Balance — March 31, 2021 (unaudited)	—	—	3,593,750	359	24,641	(18,010)	6,990
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,284,630	—	2,284,630
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(2,309,271)	(12,402,876)	(14,712,147)
Net income	—	—	—	—	—	160,892	160,892
Balance — June 30, 2021 (unaudited)	—	$—	3,593,750	$359	$—	$(12,259,994)	$(12,259,635)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		From
		February 12,
		2021
	For the Six	(Inception)
	Months Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,174,087	$142,882
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	—	25,000
General and administrative expenses paid by related party under promissory note	—	15,009
Offering costs associated with warrants	—	324,004
Change in fair value of derivative assets	—	(646,973)
Change in fair value of derivative liabilities	(4,680,049)	(34,078)
Loss on forward purchase agreement	—	102,806
Income from investments held in Trust Account	(260,673)	1,845
Changes in operating assets and liabilities:
Prepaid expenses	421,358	(1,644,362)
Accounts payable	60,453	1,693,434
Due to related party	12,999	—
Accrued expenses	(78,950)	7,082
Net cash used in operating activities	(350,775)	(13,351)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(145,187,500)
Net cash used in investing activities	—	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(146,285)
Proceeds received from initial public offering, gross	—	143,750,000
Proceeds received from private placement	—	8,012,500
Offering costs paid	—	(2,963,295)
Net cash provided by financing activities	—	148,677,920

Net change in cash	(350,775)	3,477,069

Cash - beginning of the period	1,299,027	—
Cash - end of the period	$948,252	$3,477,069

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$92,537
Offering costs included in accrued expenses	$—	$312,750
Offering costs paid by related party under promissory note	$—	$151,277
Deferred underwriting commissions	$—	$5,031,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $145.2 million ($10.10 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the “Investment Company Act,” having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 including consideration of the forward purchase agreement discussed in Note 4, upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each of the Public Shareholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were Public Shareholders on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.5 million.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company’s liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for derivative assets and liabilities (see Note 8).

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from February 12, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For the Three Months Ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$781,590	$195,398	$65,787	$95,105
Allocation of net income, diluted	$781,590	$195,398	$61,292	$99,600
Denominator:
Basic weighted average ordinary shares outstanding	14,375,000	3,593,750	2,211,538	3,197,115
Diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	2,211,538	3,593,750
Basic net income per ordinary share	$0.05	$0.05	$0.03	$0.03
Diluted net income per ordinary share	$0.05	$0.05	$0.03	$0.03

			For the Period From
	For the Six Months Ended		February 12, 2021 (Inception) Through
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$3,339,270	$834,817	$48,050	$94,832
Allocation of net income, diluted	$3,339,270	$834,817	$44,207	$98,675
Denominator:
Basic weighted average ordinary shares outstanding	14,375,000	3,593,750	1,447,842	2,857,464
Diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	1,447,842	3,231,790
Basic net income per ordinary share	$0.23	$0.23	$0.03	$0.03
Diluted net income per ordinary share	$0.23	$0.23	$0.03	$0.03

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,341,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating proceeds of approximately $8.0 million.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000, respectively, under this agreement. For the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $10,000 , respectively, under this agreement. As of June 30, 2022 and December

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

31, 2021, the Company had a $130,000 and $70,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2022 and December 31, 2021.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption as of December 31, 2021	145,187,500
Increase in redemption value of Class A ordinary shares subject to possible redemption	186,377
Class A ordinary shares subject to possible redemption as of June 30, 2022	$145,373,877

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

NOTE 8. DERIVATIVE LIABILITIES

As of June 30, 2022 and December 31, 2021, the Company had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,473,877	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$622,917	$—
Derivative liabilities - Private Placement Warrants	$—	$695,036	$—
Derivative liabilities - Forward Purchase Agreement	$—	$142,958	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,213,205	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$2,870,614	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$3,190,870	$—
Derivative liabilities - Forward Purchase Agreement	$—	$79,476	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 due to low trading volume. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in August 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2022.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants and Private Placement Warrants at issuance was measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $145.2 million ($10.10 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of June 30, 2022, the Company approximately $0.9 million in our operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 17, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $1.0 million which consisted of approximately $1.4 million in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $212,000 of income from investments held in the Trust Account, offset by approximately $272,000 in non-operating loss resulting from the change in fair value of the derivative asset, and approximately $372,000 in general and administrative expenses.

For the three months ended June 30, 2021, we had net income of approximately $161,000 which consisted of approximately $647,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by offering cost associated with the derivative liabilities of approximately $324,000, approximately $103,000 in loss on the forward purchase agreement, approximately $2,000 of loss from investments held in the Trust Account, and approximately $92,000 in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $4.2 million which consisted of approximately $4.7 million in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $261,000 of income from investments held in the Trust Account, offset by approximately $767,000 in general and administrative expenses.

For the period from February 12, 2021 (inception) through June 30, 2021, we had net income of approximately $143,000 which consisted of approximately $647,000 in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $34,000 in non-operating gain resulting from the change in fair value of derivative assets, offering cost associated with the derivative liabilities of approximately $324,000, approximately $103,000 in loss on the forward purchase agreement, approximately $2,000 of loss from investments held in the Trust Account, and approximately $110,000 in general and administrative expenses.

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

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000, respectively, under this agreement. For the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $10,000, respectively, under this agreement. As of June 30, 2022 and December 31, 2021, the Company had a $130,000 and $70,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed as of June 30, 2022 and December 31, 2021.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

Dated: August 22, 2022	G Squared Ascend II Inc.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)