Form 10-Q
period 2022-09-30
G Squared Ascend II, Inc.
filed 2022-11-18
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, 2022, 1,660,791 units, 12,714,209 shares of Class A ordinary shares, par value $0.0001 per share, and 3,593,750 shares of Class B ordinary shares, par value $0.0001 per share, and 9,579,714 warrants were issued and outstanding, respectively.

G SQUARED ASCEND II INC.

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 12,2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

PART III

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

G SQUARED ASCEND II INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$788,342	$1,299,027
Prepaid expenses	591,454	1,213,157
Total current assets	1,379,796	2,512,184
Investments held in Trust Account	146,201,665	145,213,205
Total Assets	$147,581,461	$147,725,389

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$247,155	$81,500
Due to related party	12,999	—
Accrued expenses	7,500	134,840
Total current liabilities	267,654	216,340
Deferred underwriting commissions	5,031,250	5,031,250
Derivative liabilities	1,289,689	6,140,960
Total liabilities	6,588,593	11,388,550

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at redemption value of approximately $10.16 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	146,101,665	145,187,500

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(5,109,156)	(8,851,020)
Total shareholders’ deficit	(5,108,797)	(8,850,661)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$147,581,461	$147,725,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For The Period From
	For The			February 12, 2021
	Three Months Ended		For The	(Inception)
	September 30,		Nine Months Ended	Through
	2022	2021	September 30, 2022	September 30, 2021

General and administrative expenses	$387,068	$447,364	$1,093,703	$546,878
General and administrative expenses - related party	30,000	30,000	90,000	40,000
Loss from operations	(417,068)	(477,364)	(1,183,703)	(586,878)
Other income (expenses):
Offering costs associated with derivative liabilities	—	—	—	(324,004)
Change in fair value of derivative assets	—	(626,707)	—	(82,540)
Change in fair value of derivative liabilities	171,222	4,047,444	4,851,271	4,081,522
Income from investments held in Trust Account	727,788	17,197	988,461	15,352
Total other income (expenses)	899,010	3,437,934	5,839,732	3,690,330

Net income	$481,942	$2,960,570	$4,656,029	$3,103,452

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	14,375,000	14,375,000	7,021,889
Basic and diluted net income per share, Class A ordinary share	$0.03	$0.16	$0.26	$0.30
Weighted average shares outstanding of Class B ordinary shares, basic	3,593,750	3,593,750	3,593,750	3,353,975
Basic net income per share, Class B ordinary share	$0.03	$0.16	$0.26	$0.30
Weighted average shares outstanding of Class B ordinary shares, diluted	3,593,750	3,593,750	3,593,750	3,593,750
Diluted net income per share, Class B ordinary share	$0.03	$0.16	$0.26	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,593,750	$359	$—	$(8,851,020)	$(8,850,661)
Net income	—	—	—	—	—	3,197,099	3,197,099
Balance - March 31, 2022 (unaudited)	—	—	3,593,750	359	—	(5,653,921)	(5,653,562)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(186,377)	(186,377)
Net income	—	—	—	—	—	976,988	976,988
Balance - June 30, 2022 (unaudited)	—	—	3,593,750	359	—	(4,863,310)	(4,862,951)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(727,788)	(727,788)
Net income	—	—	—	—	—	481,942	481,942
Balance - September 30, 2022 (unaudited)	—	$—	3,593,750	$359	$—	$(5,109,156)	$(5,108,797)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM

FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(18,010)	(18,010)
Balance — March 31, 2021 (unaudited)	—	—	3,593,750	359	24,641	(18,010)	6,990
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,284,630	—	2,284,630
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(2,309,271)	(12,402,876)	(14,712,147)
Net income	—	—	—	—	—	160,892	160,892
Balance - June 30, 2021 (unaudited)	—	—	3,593,750	359	—	(12,259,994)	(12,259,635)
Net income	—	—	—	—	—	2,960,570	2,960,570
Balance — September 30, 2021 (unaudited)	—	$—	3,593,750	$359	$—	$(9,299,424)	$(9,299,065)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
		From
		February 12,
		2021
	For The Nine	(Inception)
	Months Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,656,029	$3,103,452
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	—	25,000
General and administrative expenses paid by related party under promissory note	—	15,009
Offering costs associated with warrants	—	324,004
Change in fair value of derivative liabilities	(4,851,271)	(4,081,522)
Change in fair value of forward purchase agreement	—	82,540
Income from investments held in Trust Account	(988,461)	(15,352)
Changes in operating assets and liabilities:
Prepaid expenses	621,703	(1,428,198)
Accounts payable	165,655	(51,804)
Due to related party	12,999	—
Accrued expenses	(127,339)	(69,415)
Net cash used in operating activities	(510,685)	(2,096,286)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(145,187,500)
Net cash used in investing activities	—	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(191,287)
Proceeds received from initial public offering, gross	—	143,750,000
Proceeds received from private placement	—	8,012,500
Offering costs paid	—	(2,963,295)
Net cash provided by financing activities	—	148,632,918

Net change in cash	(510,685)	1,349,132

Cash - beginning of the period	1,299,027	—
Cash - end of the period	$788,342	$1,349,132

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$92,537
Offering costs included in accrued expenses	$—	$312,750
Offering costs paid by related party under promissory note	$—	$151,277
Deferred underwriting commissions	$—	$5,031,250

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $1.1 million.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs through September 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination before the mandatory liquidation date.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the reporting period Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from February 12, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$385,553	$96,388	$2,368,456	$592,114
Allocation of net income, diluted	$385,553	$96,388	$2,368,456	$592,114
Denominator:
Basic weighted average ordinary shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750
Diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750
Basic net income per ordinary share	$0.03	$0.03	$0.16	$0.16
Diluted net income per ordinary share	$0.03	$0.03	$0.16	$0.16

			For The Period From
	For The Nine Months Ended		February 12, 2021 (Inception) Through
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$3,724,823	$931,206	$2,100,268	$1,003,184
Allocation of net income, diluted	$3,724,823	$931,206	$2,052,830	$1,050,623
Denominator:
Basic weighted average ordinary shares outstanding	14,375,000	3,593,750	7,021,889	3,353,975
Diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	7,021,889	3,593,750
Basic net income per ordinary share	$0.26	$0.26	$0.30	$0.30
Diluted net income per ordinary share	$0.26	$0.26	$0.29	$0.29

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $40,000 , respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the Company had a $160,000 and $70,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.

Due to Related Party

As of September 30, 2022 and December 31, 2021, an affiliate of the Company paid approximately $13,000 and $0, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption as of December 31, 2021	145,187,500
Increase in redemption value of Class A ordinary shares subject to possible redemption	186,377
Class A ordinary shares subject to possible redemption as of June 30, 2022	145,373,877
Increase in redemption value of Class A ordinary shares subject to possible redemption	727,788
Class A ordinary shares subject to possible redemption as of September 30, 2022	$146,101,665

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE LIABILITIES

As of September 30, 2022 and December 31, 2021, the Company had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$146,201,665	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$479,167	$—
Derivative liabilities - Private Placement Warrants	$—	$534,105	$—
Derivative liabilities - Forward Purchase Agreement	$—	$276,417	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,213,205	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$2,870,614	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$3,190,870	$—
Derivative liabilities - Forward Purchase Agreement	$—	$79,476	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 due to low trading volume. The Public Warrants were still held at Level 2 as of September 30, 2022, due to low trading volume. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in August 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2022.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants and Private Placement Warrants at issuance were measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matched the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated remaining at zero. As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $171,000 and $4.9 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three ended September 30, 2021 and the period from February 12, 2021 (inception) through September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $4.0 million and $4.1 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative liabilities at February 12, 2021	$—
Issuance of Public and Private Warrants	10,775,412
Change in fair value of derivative warrant liabilities	(34,078)
Derivative liabilities at June 30, 2021	10,741,334
Transfer of Public Warrants to Level 1	(5,079,167)
Transfer of Private Placement Warrants to Level 2	(5,662,167)
Change in fair value of derivative warrant liabilities	—
Derivative liabilities at September 30, 2021	$—

The change in the fair value of the forward purchase agreement assets and liabilities, measured with Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative assets at February 12, 2021	$—
Loss on entry into Forward Purchase agreement	102,806
Change in fair value of derivative assets	(646,973)
Derivative assets at June 30, 2021	(544,167)
Transfer of Forward Purchase Agreement to Level 2	544,167
Change in fair value of derivative assets	—
Derivative assets at September 30, 2021	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of September 30, 2022, the Company approximately $0.8 million in our operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 17, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination before the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $482,000 which consisted of approximately $171,000 in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $728,000 of income from investments held in the Trust Account, offset by approximately $417,000 in general and administrative expenses.

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

For the nine months ended September 30, 2022, we had net income of approximately $4.7 million which consisted of approximately $4.9 million in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $988,000 of income from investments held in the Trust Account, offset by approximately $1.2 million in general and administrative expenses.

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

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $40,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the Company had a $160,000 and $70,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed as of September 30, 2022 and December 31, 2021.

Due to Related Party

As of September 30, 2022 and December 31, 2021, an affiliate of the Company paid approximately $13,000 and $0, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such filing. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

How are the funds in the Trust Account currently being held?

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

Dated: November 18, 2022	G Squared Ascend II Inc.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)