Form 10-K
period 2022-12-31
G Squared Ascend II, Inc.
filed 2023-04-14
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive offi cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons deemed to be affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the New York Stock Exchange, was approximately $141.0 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2023, there were 1,113,252 units, par value $0.0001 per share, 13,261,748 Class A ordinary shares, par value $0.0001 per share, 3,593,750 Class B ordinary shares, par value $0.0001 per share, and 9,762,224 warrants of the company issued and outstanding.

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

•	NYSE may delist our securities from trading on its exchange, which could limit investors ability to make transactions in our securities and subject us to additional trading restrictions.

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

Our Acquisition Process

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Certain members of our management team are officers or directors of G Squared Ascend II Inc. (“GSQD”) or are employed by G Squared or its affiliates. G Squared and GSQD are continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted, or had any discussions, formal or otherwise with, any prospective target business with respect to a business combination transaction with us.

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

Our sponsor entered into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 forward purchase securities, for an aggregate purchase price of  $50,000,000, with each forward purchase security consisting of one Class A ordinary share and one-third of one redeemable warrant, in each case, for $10.00 per forward purchase security, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities sold pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units sold in our initial public offering, respectively, except that our sponsor or an affiliate of our sponsor, as applicable, will have certain registration rights, as described herein. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

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

Our Forward Purchase Agreement and Committed Capital

Our sponsor has entered into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 forward purchase securities, for an aggregate purchase price of  $50,000,000, with each forward purchase security consisting of one Class A ordinary share and one-third of one redeemable warrant, in each case, for $10.00 per forward purchase security, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities sold pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units being sold in our initial public offering, respectively, except that our sponsor or an affiliate of our sponsor, as applicable, will have certain registration rights, as described herein. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Aschebrook, Mr. Ward and Mr. Hoban have also incorporated G Squared Ascend II Inc. (“GSQD”), a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial business combination. Mr. Aschebrook serves as the Chairman of the Board of GSQD, Mr. Davis serves as the Chief Executive Officer and as a director of GSQD and Mr. Hoban serves as Chief Financial Officer of GSQD. GSQD completed its initial public offering in February 2021, in which it sold 34,500,000 units, each consisting of one GSQD Class A ordinary share and one-fifth of one warrant for one GSQD Class A ordinary share, for an offering price of  $10.00 per unit, generating aggregate proceeds of  $345,000,000. Each of the foregoing owe fiduciary duties under Cayman Islands law to GSQD. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination before the mandatory liquidation date.

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

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

➤	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
➤	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter;
➤	addressing the committee’s purpose and responsibilities; and
➤	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

(b) Holders

On December 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 11 holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

In connection with the initial public offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a note. This loan is non-interest bearing and payable on the consummation of the initial public offering. As of December 31, 2022, the loan balance was $0.

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

Liquidity and Going Concern

As of December 31, 2022, the Company approximately $0.7 million in our operating bank account and working capital of approximately $0.6 million.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of December 31, 2022 and 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 17, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination before the mandatory liquidation date.

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

Results of Operations

Our entire activity from inception to December 31, 2022 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $6.2 million which consisted of approximately $5.6 million in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $2.2 million of income from investments held in the Trust Account, offset by approximately $1.7 million in general and administrative expenses.

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

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $70,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had a $190,000 and $70,000 balance outstanding for services in connection with such agreement which is included in accounts payable on the balance sheets, respectively.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of December 31, 2022 and 2021, the Company had a $20,000 and $0 balance outstanding, respectively, for such amounts reimbursed and is presented as due to related party on the balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies and estimates. As of December 31, 2022 and 2021, we did not have any critical accounting estimates to be disclosed.

Recent accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, Accounting Standards Codification (“ASC”) Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal controls over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2022, covered by this Yearly Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

➤

Our sponsor has entered into a forward purchase agreement with us that will provide for the purchase by our sponsor or an affiliate of our sponsor, in the aggregate, of 5,000,000 Class A ordinary shares and 1,000,000 redeemable warrants, for an aggregate purchase price of  $50,000,000 in a private placement to close substantially concurrently with the closing of our initial business combination.

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

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm for the period from February 12, 2021 (inception) through December 31, 2022. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 and of services rendered in connection with our initial public offering, totaled approximately $85,000 and $136,000, respectively.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by Withum for tax fees totaled approximately $3,900 and $0, for the year ended December 31, 2022 and the period from February 12, 2021 (inception) through December 31, 2021, respectively.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the year ended December 31, 2021 and for the period from February 12, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report:

(1)Financial Statements (As Restated)

(2)Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement by and between Registrant and UBS Securities LLC, as sole underwriter (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on June 18, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 18, 2021)..

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A filed on June 1, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1/A filed on June 1, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A filed on June 1, 2021)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 18, 2021).

4.5	Description of Securities of the Company (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K filed on April 13, 2022).

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

April 14, 2023

G Squared Ascend II Inc.

/s/ Ward Davis
Name: Ward Davis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Aschebrook	Chairman of the Board	April 14, 2023
Larry Aschebrook

/s/ Ward Davis	Chief Executive Officer and Director	April 14, 2023
Ward Davis	(Principal Executive Officer)

/s/ Tom Hoban	Chief Financial Officer	April 14, 2023
Tom Hoban	(Principal Financial and Accounting Officer)

/s/ Thomas Evans	Director	April 14, 2023
Thomas Evans

/s/ Heather Hasson	Director	April 14, 2023
Heather Hasson

/s/ Cristina Antelo	Director	April 14, 2023
Cristina Antelo

G SQUARED ASCEND II INC.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2022 and 2021	F-3

Statements of Operations for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 21, 2021 (inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

G Squared Ascend II Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of G Squared Ascend II Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 17, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 14, 2023

PCAOB ID Number 100

G SQUARED ASCEND II INC.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$678,032	$1,299,027
Prepaid expenses	381,941	1,213,157
Total current assets	1,059,973	2,512,184
Investments held in Trust Account	147,455,089	145,213,205
Total Assets	$148,515,062	$147,725,389

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$416,143	$81,500
Due to related party	20,401	—
Accrued expenses	—	134,840
Total current liabilities	436,544	216,340
Deferred underwriting commissions	5,031,250	5,031,250
Derivative liabilities	543,814	6,140,960
Total liabilities	6,011,608	11,388,550

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at redemption value of approximately $10.25 and $10.10 per share as of December 31, 2022 and 2021, respectively	147,355,089	145,187,500

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of December 31, 2022 and 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,851,994)	(8,851,020)
Total shareholders' deficit	(4,851,635)	(8,850,661)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$148,515,062	$147,725,389

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

STATEMENTS OF OPERATIONS

		For the Period From
	For the	February 12, 2021
	Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021

General and administrative expenses	$1,552,415	$714,297
General and administrative expenses - related party	120,000	70,000
Loss from operations	(1,672,415)	(784,297)
Other income (expenses):
Offering costs associated with derivative liabilities	—	(324,004)
Change in fair value of forward purchase agreement	(60,865)	(76,415)
Loss on forward purchase agreement	—	(3,062)
Change in fair value of derivative liabilities	5,658,011	4,713,929
Income from investments held in Trust Account	2,241,884	25,705
Total other income (expenses)	7,839,030	4,336,153
Net income	$6,166,615	$3,551,856

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	8,811,920
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.29
Weighted average shares outstanding of Class B ordinary shares, basic	3,593,750	3,412,345
Basic net income per share, Class B ordinary shares	$0.34	$0.29
Weighted average shares outstanding of Class B ordinary shares, diluted	3,593,750	3,593,750
Diluted net income per share, Class B ordinary shares	$0.34	$0.29

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

STATEMENTS OF CHANGES SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 12,
2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,284,630	—	2,284,630
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(2,309,271)	(12,402,876)	(14,712,147)
Net income	—	—	—	—	—	3,551,856	3,551,856
Balance - December 31, 2021	—	—	3,593,750	359	—	(8,851,020)	(8,850,661)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,167,589)	(2,167,589)
Net income	—	—	—	—	—	6,166,615	6,166,615
Balance - December 31, 2022	—	$—	3,593,750	$359	$—	$(4,851,994)	$(4,851,635)

The accompanying notes are an integral part of these financial statements.

G SQUARED ASCEND II INC.

STATEMENTS OF CASH FLOWS

		For the Period From
		February 12, 2021
	For the Year	(Inception)
	Ended	Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$6,166,615	$3,551,856
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	—	25,000
General and administrative expenses paid by related party under promissory note	—	15,009
Offering costs associated with warrants	—	324,004
Change in fair value of derivative liabilities	(5,658,011)	(4,713,929)
Change in fair value of forward purchase agreement	60,865	76,415
Loss on forward purchase agreement	—	3,062
Income from investments held in Trust Account	(2,241,884)	(25,705)
Changes in operating assets and liabilities:
Prepaid expenses	831,216	(1,213,157)
Accounts payable	334,643	(11,037)
Due to related party	20,401	—
Accrued expenses	(44,840)	(177,909)
Net cash used in operating activities	(530,995)	(2,146,391)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(145,187,500)
Net cash used in investing activities	—	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(191,287)
Proceeds received from initial public offering, gross	—	143,750,000
Proceeds received from private placement	—	8,012,500
Offering costs paid	(90,000)	(2,963,295)
Net cash provided by (used in) financing activities	(90,000)	148,632,918

Net change in cash	(620,995)	1,299,027

Cash - beginning of the year period	1,299,027	—
Cash - end of the year period	$678,032	$1,299,027

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$—	$90,000
Offering costs paid by related party under promissory note	$—	$151,277
Deferred underwriting commissions	$—	$5,031,250

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.6 million.

The Company’s liquidity needs through December 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of December 31, 2022 and 2021, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before June 17, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to June 17, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination before the mandatory liquidation date.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the balance sheets, except for derivative assets and liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 14,375,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants has been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2022 and 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 5,000,000 Class A ordinary shares and 1,666,667 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $50,000,000, in each case, for $10.00 per one Class A ordinary share and one-third of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 (see dilution related to the effect of Class B ordinary shares below). Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

			For the Period From February 12, 2021
	For the Year Ended December 31, 2022		(Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$4,933,292	$1,233,323	$2,560,372	$991,484
Allocation of net income, diluted	4,933,292	1,233,323	2,522,933	$1,028,923
Denominator:
Basic weighted average ordinary shares outstanding	14,375,000	3,593,750	8,811,920	3,412,345
Diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	8,811,920	3,593,750
Basic net income per ordinary share	0.34	0.34	$0.29	$0.29
Diluted net income per ordinary share	$0.34	$0.34	$0.29	$0.29

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On February 26, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $191,000 under this Note through the Initial Public Offering and approximately $146,000 and $45,000 was paid on June 21, 2021 and July 1, 2021, respectively. Subsequent to the repayment, the facility was no longer available to the Company.

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $70,000 under this agreement, respectively. As of December 31, 2022 and 2021, the Company had a $190,000 and $70,000 balance outstanding for services in connection with such agreement which is included in the accounts payable on the accompanying balance sheets, respectively.

Due to Related Party

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of December 31, 2022 and 2021, the Company had a $20,000 and $0 balance outstanding for such amounts reimbursed and is presented as due to related party on the accompanying balance sheets.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$143,750,000
Less:
Fair value of Public Warrants at issuance	(5,047,542)
Offering costs allocated to Class A ordinary shares	(8,227,105)
Plus:
Accretion on Class A ordinary shares to redemption value	14,712,147
Class A ordinary shares subject to possible redemption as of December 31, 2021	145,187,500
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,167,589
Class A ordinary shares subject to possible redemption as of December 31, 2022	$147,355,089

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. DERIVATIVE LIABILITIES

As of December 31, 2022 and 2021, the Company had had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants were trading. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$147,455,089	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$191,667	$—
Derivative liabilities - Private Placement Warrants	$—	$211,805	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$140,342

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$145,213,205	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$2,870,614	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$3,190,870	$—
Derivative liabilities - Forward Purchase Agreement	$—	$79,476	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 due to low trading volume. The Public Warrants were still held at Level 2 as of December 31, 2022, due to low trading volume. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in August 2021 and transferred back to a Level 3 in December 2022 as the Company utilized level 3 inputs in determining the fair value. There were no other transfers between levels of the hierarchy for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants and Private Placement Warrants at issuance was measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants based on implied

G SQUARED ASCEND II INC.

NOTES TO FINANCIAL STATEMENTS

volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matched the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated remaining at zero. As of December 31, 2022 and 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs.

For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company recognized a gain in the statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.6 million and $4.7 million, respectively, presented as change in fair value of derivative liabilities in the accompanying statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2022
Share price	$10.15
Term (years)	0.5
Risk-free rate	4.64%

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the period from February 12, 2021 (inception) through December 31, 2022 is summarized as follows:

Derivative liabilities at February 12, 2021	$—
Issuance of Public and Private Warrants	10,775,412
Loss on entry into Forward Purchase agreement	102,806
Transfer of Public Warrants to Level 1	(5,079,167)
Transfer of Private Placement Warrants to Level 2	(5,662,167)
Transfer of Forward Purchase Agreement to Level 2	544,167
Change in fair value of derivative liabilities	(681,051)
Derivative liabilities at December 31, 2021	—
Transfer of Forward Purchase Agreement to Level 3	140,342
Derivative liabilities at December 31, 2022	$140,342

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.