Form 10-Q
period 2023-03-31
G Squared Ascend II, Inc.
filed 2023-05-23
CIK 1849280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, 990,071 units, 13,384,929 shares of Class A ordinary shares, par value $0.0001 per share, and 3,593,750 shares of Class B ordinary shares, par value $0.0001 per share, and 9,803,284 warrants were issued and outstanding, respectively.

G SQUARED ASCEND II INC.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

G SQUARED ASCEND II INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$411,279	$678,032
Prepaid expenses	172,430	381,941
Total current assets	583,709	1,059,973
Investments held in Trust Account	148,987,403	147,455,089
Total Assets	$149,571,112	$148,515,062

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$248,701	$416,143
Due to related party	20,401	20,401
Accrued expenses	28,364	—
Total current liabilities	297,466	436,544
Deferred underwriting commissions	5,031,250	5,031,250
Derivative liabilities	567,797	543,814
Total liabilities	5,896,513	6,011,608

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,375,000 shares at redemption value of approximately $10.36 and $10.25 per share as of March 31, 2023 and December 31, 2022, respectively	148,887,403	147,355,089

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022	359	359
Additional paid-in capital	—	—
Accumulated deficit	(5,213,163)	(4,851,994)
Total shareholders’ deficit	(5,212,804)	(4,851,635)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$149,571,112	$148,515,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The
	Three Months Ended
	March 31,
	2023	2022

General and administrative expenses	$307,186	$364,883
General and administrative expenses - related party	30,000	30,000
Loss from operations	(337,186)	(394,883)
Other income (expenses):
Change in fair value of derivative assets	—	351,862
Change in fair value of derivative liabilities	(23,983)	3,191,842
Income from investments held in Trust Account	1,532,314	48,278
Total other income, net	1,508,331	3,591,982

Net income	$1,171,145	$3,197,099

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	14,375,000
Basic and diluted net income per share, Class A ordinary share	$0.07	$0.18
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	3,593,750	3,593,750
Basic and diluted net income per share, Class B ordinary share	$0.07	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,593,750	$359	$—	$(4,851,994)	$(4,851,635)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,532,314)	(1,532,314)
Net income	—	—	—	—	—	1,171,145	1,171,145
Balance - March 31, 2023 (unaudited)	—	$—	3,593,750	$359	$—	$(5,213,163)	$(5,212,804)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,593,750	$359	$—	$(8,851,020)	$(8,850,661)
Net income	—	—	—	—	—	3,197,099	3,197,099
Balance - March 31, 2022 (unaudited)	—	$—	3,593,750	$359	$—	$(5,653,921)	(5,653,562)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND II INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,171,145	$3,197,099
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets	—	(351,862)
Change in fair value of derivative liabilities	(23,983)	(3,191,842)
Income from investments held in Trust Account	(1,532,314)	(48,278)
Changes in operating assets and liabilities:
Prepaid expenses	209,511	212,680
Accounts payable	(167,442)	49,500
Due to related party	—	2,916
Accrued expenses	28,364	(50,201)
Net cash used in operating activities	(266,753)	(179,988)

Net change in cash	(266,753)	(179,988)

Cash - beginning of the period	678,032	1,299,027
Cash - end of the period	$411,279	$1,119,039

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from February 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $411,000 in its operating bank account and working capital of approximately $286,000.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs through March 31, 2023 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4) and loan of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 14, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended
	March 31,
	2023		2022
	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$936,916	$234,229	$2,557,679	$639,420
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.18	$0.18

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. As of March 31, 2023 and December 31, 2022, the Company had a $220,000 and $190,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

Due to Related Party

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had approximately $20,000 outstanding for such amounts reimbursed and is presented as due to related party on the accompanying condensed balance sheets.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of January 1, 2022	$145,187,500
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,167,589
Class A ordinary shares subject to possible redemption as of December 31, 2022	147,355,089
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,532,314
Class A ordinary shares subject to possible redemption as of March 31, 2023	$148,887,403

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 14,375,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 3,593,750 Class B ordinary shares issued and outstanding (see Note 4).

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. DERIVATIVE LIABILITIES

As of March 31, 2023 and December 31, 2022, the Company had 4,791,667 Public Warrants and 5,341,667 Private Warrants outstanding.

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$148,987,403	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$191,667	$—
Derivative liabilities - Private Placement Warrants	$—	$211,805	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$164,325

December 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$147,455,089	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$191,667	$—
Derivative liabilities - Private Placement Warrants	$—	$211,805	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$140,342

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in August 2021, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 due to low trading volume. The Public Warrants were still held at Level 2 as of March 31, 2023 and December 31, 2022, due to low trading volume. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in August 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in August 2021 and transferred back to a Level 3 in December 2022 as the Company utilized level 3 inputs in determining the fair value. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2023 and December 31, 2022.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

G SQUARED ASCEND II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the Public Warrants and Private Placement Warrants at issuance were measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matched the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated remaining at zero. As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs.

For the three months ended March 31, 2023 and 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $0 and $3.2 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Share price	10.37	10.15
Term (years)	0.5	0.5
Risk-free rate	3.53%	4.64%

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the year ended December 31, 2022 and three months ended March 31, 2023 is summarized as follow:

Derivative liabilities at January 1, 2022	$—
Transfer of Forward Purchase Agreement to Level 3	140,342
Derivative liabilities at December 31, 2022	140,342
Change in fair value of derivative liabilities	23,983
Derivative liabilities at March 31, 2023	$164,325

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

Liquidity and Going Concern

As of March 31, 2023, the Company approximately $411,000 in our operating bank account and working capital of approximately $286,000.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $191,000 under the Note (as defined in Note 4). The Company made a partial payment of approximately $146,000 and $45,000 on June 21, 2021 and July 1, 2021, respectively. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $1.2 million which consisted of approximately $1.5 million of income from investments held in the Trust Account, offset by approximately $337,000 in general and administrative expenses and approximately $24,000 in non-operating loss resulting from the change in fair value of forward purchase agreement.

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

Administrative Support Agreement

On June 14, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. As of March 31, 2023 and December 31, 2022, the Company had a $220,000 and $190,000 balance outstanding, respectively, for services in connection with such agreement which is included in accounts payable on the accompanying condensed balance sheets.

Due to Related Party

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had approximately $20,000 outstanding, for such amounts reimbursed and is presented as due to related party on the balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,133,334 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May [ ], 2023	G Squared Ascend II Inc.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)